Form 10-Q
period 2019-04-30
MU GLOBAL HOLDING Ltd
filed 2019-06-13
CIK 1746119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-228847

MU GLOBAL HOLDING LIMITED

(Exact name of registrant issuer as specified in its charter)

Nevada	36-4838886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5F-1., No. 106, Chang’an W. Rd., Datong Dist.,

Taipei City, 103 Taiwan (R.O.C.)

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code +886905153139

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES [  ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 30, 2019
Common Stock, $.0001 par value	59,284,125

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2019 AND JULY 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	April 30, 2019	July 31, 2018
	Unaudited	Audited
ASSETS
NON CURRENT ASSETS
Property, plant and equipment	$287,159	$-
	287,159	-

CURRENT ASSETS
Cash and cash equivalents	$895,442	$106,417
Other receivables	8,524	-
Prepayments and deposits	105,305	7,954
Subscription receivables	-	800,000
Total Current Assets	$1,009,271	$914,371

TOTAL ASSETS	1,296,430	914,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$62,633	$9,000
Amount due to related parties	88,101	28,682
Convertible promissory notes	779,125	-

Total Current Liabilities	$929,859	$37,682

TOTAL LIABILITIES	$929,859	$37,682

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 58,505,000 shares issued and outstanding as of April 30, 2019 and July 31, 2018	$5,851	$5,851
Additional paid in capital	900,554	900,554
Foreign currency adjustment	23,862	-
Accumulated deficit	(563,696)	(29,716)
TOTAL STOCKHOLDERS’ EQUITY	$366,571	$876,689

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,296,430	$914,371

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE NINE MONTHS ENDED APRIL 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Nine Months Ended April 30, 2019

REVENUE	$19,226

COST OF REVENUE	(8,073)

GROSS PROFIT	$11,153

REALISED GAIN ON FOREIGN EXCHANGE	-

UNREALISED LOSS ON FOREIGN EXCHANGE	-

OTHER INCOME	78

SELLING, GENERAL AND ADMINISTRATIVE AND OPERATING EXPENSES	(545,211)

LOSS BEFORE INCOME TAX	$(533,980)

(533,980)
TAXES PROVISION	-

NET LOSS	$(533,980)
Other comprehensive income:
- Foreign currency translation adjustment	-

TOTAL COMPREHENSIVE LOSS	$(533,980)

Net loss per share- Basic and diluted	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	58,505,000

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Nine months ended April 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(533,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	46,891
Changes in operating assets and liabilities:
Accounts receivables	(8,524)
Deposit & Prepayment	(97,352)
Other payables and accrued liabilities	53,633
Amount due to director	257
Amount due to related party	59,162
Net cash provided by/(used in) operating activities	$(479,913)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	$(334,049)
Net cash used in investing activities	$(334,049)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible promissory note	779,125
Subscription receivables	800,000
Net cash provided by financing activities	1,579,125

Effect of exchange rate changes on cash and cash equivalents	23,862

Net change in cash and cash equivalents	789,025

Cash and cash equivalents, beginning of period	106,417
CASH AND CASH EQUIVALENTS, END OF PERIOD	$895,442

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-
Interest paid	$-

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

MU Global Holding Limited is organized as a Nevada limited liability company, incorporated on June 4, 2018. For purposes of consolidated financial statement presentation, MU Global Holding Limited and its subsidiary are herein referred to as “the Company” or “we”. The Company business of which planned principal operations are to provide wellness and beauty services to customers via Company owned outlets, franchised outlets or distribution of our product to third party wellness and beauty salon.

On June 29, 2018, the Company acquired 100% interest in MU Worldwide Group Limited, a private limited liability company incorporated in Seychelles and its subsidiary MU Global Holding Limited, a private limited liability company incorporated in Hong Kong. On August 16, 2018, the Hong Kong Company incorporated MU Global Health Management (Shanghai) Limited, a wholly owned subsidiary of which incorporated in Shanghai, People Republic of China.

Details of the Company’s subsidiary:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities

1.	MU Worldwide Group Limited	Seychelles, June 7, 2018	100 share of ordinary share of US$1 each	Investment holding

2.	MU Global Holding Limited	Hong Kong, January 30, 2018	1 ordinary share of HKD$1	Investment holding

3.	MU Global Health Management	Shanghai, August 16, 2018	RMB 5,000,000	Providing SPA and Wellness service in Shanghai, China

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The Company has adopted its fiscal year-end to be July 31.

Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated upon consolidation.

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the reported revenue and expenses during the periods reported. Actual results may differ from these estimates.

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”, the Company recognizes revenue from sales of goods when the following four revenue criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) selling price is fixed or determinable; and (4) collectability is reasonably assured.

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue. The Company derives its revenue from provision of wellness and beauty services to customers via Company owned outlets, franchised outlets or distribution of our product to third party wellness and beauty salon.

Cost of revenue

Cost of revenue includes the cost of services and product incurred to provide wellness and beauty services and purchase of products.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Property, Plant and equipment

Property, Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Estimated useful life
Leasehold improvement	11 months to 60 months (over remaining lease term)
Computer hardware and software	3 years
Office equipment	3 years

Expenditures for maintenance and repairs are expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company conducts major businesses in China and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income.

The reporting currency of the Company and its subsidiary is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$.

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of shareholders’ equity.

Foreign currencies translation (cont’d)

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended April 30
	2019	2018
Period-end RMB : US$1 exchange rate	6.74	6.33
Period-average RMB : US$1 exchange rate	6.82	6.49
Period-end HKD$ : US$1 exchange rate	7.84	7.85
Period-average HKD$ : US$1 exchange rate	7.84	7.82

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, account receivables, amount due to a director, and accounts payable and approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Recent accounting pronouncements

FASB issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) entirely from current accounting guidance. The Company has elected adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of April 30, 2019 are summarized below:

As of April 30, 2019 (Unaudited)

Leasehold improvement	152,984
Computer hardware and software	132,774
Office equipment	11,611
[1]Outlet Design Fee and Equipment	16,647
[2]App Development Fee	21,343
Total	335,359
Accumulated depreciation	$(46,962)
Foreign currency translation adjustment	(1,238)
Property, plant and equipment, net	$287,159

1Outlet design fee is fee incurred for the outlet design concept to be follow by all the outlets or shops under the Company so to be a signage outlets of the company. As of April 30, 2019, the outlet design has not yet completed, therefore no depreciation has been provided.

2App development fee is fee incurred for the design and development of the mobile App for the Company. As of April 30, 2019, the app development has not yet completed, therefore no depreciation has been provided.

Depreciation expense is arise from leasehold improvement, computer hardware and software and office equipment was $46,962 and $0 from August 1, 2018 to April 30, 2019 and from June 4, 2018 (date of inception) to July 31, 2018 respectively

4. PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of the following at April 30, 2019 and July 31, 2018:

	As of April 30, 2019	As of July 31, 2018
Property, plant and equipment	$72,217	$-
Deposits	16,386	$5,302
Prepaid expenses	16,702	2,652
Total prepaid expenses and deposits	$105,305	$7,954

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

5. COMMON STOCK

On June 4, 2018, our Chief Executive Officer, Ms. Niu Yen-Yen purchased 100,000 shares of restricted common stock of the Company at par value of $0.0001 per share. The monies from this transaction, which totalled $10, went to the Company to be used as initial working capital.

On July 6, 2018, Ms. Niu Yen-Yen and Server Int’l Co., Ltd. purchased 25,000,000 and 11,000,000 restricted shares of common stock, respectively, of the Company, at par value of $0.0001 per share. The monies from these transactions, which totalled $3,600, went to the Company to be used as initial working capital. Server Int’l Co., Ltd. is controlled entirely by Ms. Niu Yen-Yen.

On July 7, 2018, Chang Chun-Ying and Chang Su-Fen purchased 4,300,000 and 5,000,000 restricted shares of common stock, respectively, of the Company, at par value of $0.0001 per share. The monies from these transactions, which totalled $930, went to the Company to be used as initial working capital.

On July 9, 2018, GreenPro Asia Strategic SPC and GreenPro Venture Capital Limited, purchased 2,835,000 and 2,165,000 restricted shares of common stock of the Company, respectively, at par value of $0.0001 per share. The monies from these transactions, which totalled $500, went to the Company to be used as initial working capital.

From July 9, 2018 to July 10, 2018 the Company sold a total of 2,150,000 shares of restricted common stock to three non-US residents. Shares were sold at par value, $0.0001 per share. Total proceeds from these shares totalled $215 and went to the Company to be used as initial working capital.

On July 11, 2018 the Company sold a total of 710,000 shares of restricted common stock to two non-US residents at a price of $0.03 per share. Total proceeds from these sales of shares totalled $21,300 and went to the Company to be used as initial working capital.

On July 25, 2018 the Company sold a total of 995,000 shares of restricted common stock to ten non-US residents at a price of $0.03 per share. Total proceeds from these sales of shares totalled $29,850 and went to the Company to be used as initial working capital.

On July 26, 2018 the Company sold 250,000 shares of restricted common stock to one non-US resident at a price of $0.20 per share. Total proceeds from these sales of shares totalled $50,000 and went to the Company to be used as initial working capital.

On July 31, 2018 Dezign Format Pte Ltd and Cheng Young-Chien each purchased 2,000,000 restricted shares of common stock of the Company, at $0.20 per share, for total consideration of $800,000. Proceeds went to the Company to be used as initial working capital.

On July 10, 2018, Server Int’l Co., Ltd, a Company solely controlled and owned by the CEO has transferred 1,500,000 shares of common stock to 8 non-US residents.

From August 1, 2018 to December 13, 2018, Ms. Niu Yen-Yen, the CEO of the Company has transferred 1,557,800 shares of common stock to 16 non-US residents.

As of April 30, 2019, MU Global Holding Limited has an issued and outstanding common share of 58,505,000.

6. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at April 30, 2019 and July 31, 2018:

	As of April 30, 2019	As of July 31, 2018
Accrued audit fees	$-	$9,000
Accrued professional fees	4,213	-
Other payable and accrued liabilities	58,420	-
Total payables and accrued liabilities	$62,633	$9,000

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

7. DUE TO RELATED PARTIES

	As of April 30, 2019 (Unaudited)	As of July 31, 2018 (Audited)

Wu, Chun-Teh[1]	$79,844	$20,682
Niu, Yen-Yen[2]	8,257	8,000
	$88,101	$28,682

As of April 30, 2019, the balance $79,844 represented an outstanding payable to 1 related party.

1Wu, Chun-the is a shareholder of the Company, at the same time providing consultation services to the Company and also staff of the company have paid company operation expenses such as renovation cost, rental and staff salaries on behalf of Company.

2Niu, Yen-Yen are Chief Executive Officer (“Principal Executive Officer”), President, Secretary, Treasurer and Director of the Company, and has paid the Company’s professional fee on behalf of the Company ..

The amounts due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

8. INCOME TAXES

For the nine months ended April 30, 2019, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	Nine months ended April 30, 2019 (Unaudited)	For the period ended July 31, 2018 (Audited)

Tax jurisdictions from:
Local	$(111,563)	$(17,000)
Foreign, representing
- Seychelles	-	-
- Hong Kong	$(105,781)	$(12,716)
- Shanghai	$(316,636)	-
Loss before income tax	$(533,980)	$(29,716)

The provision for income taxes consisted of the following:

	For the period ended April 30, 2019	For the year ended July 31, 2018
Current:
- Local	-	-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Seychelles, Hong Kong and Shanghai, PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of April 30, 2019, the operations in the United States of America incurred $128,563 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $22,549 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, MU Worldwide Group Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

MU Global Holding Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

Shanghai

MU Global Health Management (Shanghai) Limited are operating in the People’s Republic of China (PRC) subject to the Corporate Income Tax governed by the Income Tax Law of the PRC with a unified statutory income tax rate of 25%.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

9. CONVERTIBLE PROMISSORY NOTES

Between February 26, 2019 and April 30, 2019, the Company issued convertible promissory notes (collectively the “Convertible Notes”) to 45 accredited investors in an aggregated principal amount of $779,125. The Convertible Notes bear no interest with a maturity date due in December 31, 2019 (with an extended maturity date on June 30, 2020 in the circumstances this Registration Statement not yet effective). The principal is payable in a lump sum at maturity. The conversion price of the notes is $1per share. The notes are convertible into shares of the Company’s common stock either 1) at the option of the holders, or 2) upon the effectiveness of this S-1 Registration Statement.

	Agreement Date	Maturity Date	Number of investors	Principal Amount	Conversion price
	2/26/2019	12/31/2019	1	2,000	1.00
	3/4/2019	12/31/2019	1	100,000	1.00
	3/7/2019	12/31/2019	1	30,000	1.00
	3/12/2019	12/31/2019	3	115,000	1.00
	3/14/2019	12/31/2019	3	8,025	1.00
	3/20/2019	12/31/2019	2	51,000	1.00
	3/21/2019	12/31/2019	2	203,000	1.00
	3/25/2019	12/31/2019	2	17,000	1.00
	3/26/2019	12/31/2019	1	2,000	1.00
	3/27/2019	12/31/2019	1	5,000	1.00
	3/29/2019	12/31/2019	1	50,000	1.00
	4/1/2019	12/31/2019	2	18,000	1.00
	4/8/2019	12/31/2019	3	15,000	1.00
	4/9/2019	12/31/2019	3	103,000	1.00
	4/10/2019	12/31/2019	5	19,500	1.00
	4/11/2019	12/31/2019	6	23,800	1.00
	4/12/2019	12/31/2019	8	16,800	1.00
Total			45	779,125	1.00

10. CONCENTRATIONS OF RISK

Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain stable, therefore there is a possibility that the Company could post the same amount of income for two comparable periods and because of the fluctuating exchange rate actually post higher or lower income depending on exchange rate of RMB converted into US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES

On October 10, 2018, the Company has to enter into rental agreement to rent the outlet in Shanghai for a period of 5 years commencing October 15, 2018 amounted to $4,860 per month and payment to be conducted in advance on bi monthly basis.

As of April 30, 2019, the Company has the aggregate minimal rent payments due in the next 5 years as follows:

Year ending July, 31
2019	$41,395
2020	$57,702
2021	$57,702
2022	$57,702
2023	$57,702

On December 19, 2018, the company entered into a contract with supplier for the development of Mobile App which have not been completed during the nine month ended April 30, 2019 with a capital commitment as follows:

As of April 31, 2019 (Unaudited)

Commitment for acquisition of Mobile App development	21,642

12. RELATED PARTY TRANSACTIONS

For the period ended April 30, 2019 the Company has following outstanding payable to related party:

	For the period ended April 30, 2019 (Unaudited)	For the period ended July 31, 2018 (Audited)
Professional fee paid:
- Related party A	$107,500	$8,000

Consultation fee paid:
- Related party B	$49,750	$4,105
- Related party C	$49,750	$3,372

Total	$207,000	$15,477

Related party A is the fellow subsidiaries of a corporate shareholder of the Company. Related party B and C are the shareholders of the Company.

During the nine months period ended April 30, 2019, the Company incurred professional fees of $107,500 due to related party A. Related party B and C are the employees of the Company and have provided consultancy service for business operation.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after April 30, 2019 up through the date June 10, 2019 was the Company presented these audited consolidated financial statements.

On May 7, 2019 , the convertible note received by the Company amount of $779,125 of convertible promissory notes from 45 accredited investors who reside in Taiwan with conversion price of the convertible notes at $1 per share have converted to common stock of the company after the S-1 registration statement effective on May 6, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1 Amendment No.3, dated April 30, 2019, for the year ended January 31, 2019 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 Amendment No.3, dated April 30, 2019, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

MU Global Holding Limited, the US Company, operates through its wholly owned subsidiary, MU Worldwide Group Limited, a Seychelles Company; which operates through its wholly owned subsidiary, MU Global Holding Limited, a Hong Kong Company; which operates through its wholly owned subsidiary, MU Global Health Management (Shanghai) Limited, a Shanghai Company. The US, Seychelles and Hong Kong Companies act solely for holding purposes whereas all current and future operations in China are planned to be carried out via MU Global Health Management (Shanghai) Limited, the Shanghai Company. The purpose of the Hong Kong Company is to function as the current regional hub of the Company.

At present, we have a physical office in Shanghai with an address of A310, No. 2633, Yan’an West Road, Changning District, Shanghai City, 200050 People Republic China, in which renovation has completed in October 2018 and the Company has commenced business operations from the office. In addition, we also have a physical outlet in Shanghai with address of 203, No. 193 Luo Jin Hui South Road, Minhang District, Shanghai City, 201103, People Republic China in which renovation completed in January 2019 and we have started to provide our services to customers in Shanghai. In the future, we do not have definitive plans for which markets intend to expand to, but we base our operations out of our Shanghai location, as we prepare for future unidentified expansion efforts.

All of the previous entities share the same exact business plan with the goal of developing and providing wellness and beauty services to our future clients. We aim to promote improved overall health and beauty in our clients through a holistic detoxification method. We will, at least initially, primarily focus our efforts on attracting customers in China. We have intentions, but no definitive plans or timelines, to expand to Singapore, Malaysia, Hong Kong, and Middle Eastern countries in the coming years, and subsequently we intend to make efforts to expand throughout Asia. We anticipate spending a substantial amount in marketing and advertising in the coming year.

Results of Operation

For the nine months ended April 30, 2019

Revenues

For nine months ended April 30, 2019, the Company has generated revenue of $19,226. The revenue represented income from wellness and beauty services provided to customers and sales of products via shanghai outlets.

Cost of Revenue and Gross Margin

For the nine months ended April 31, 2019, cost incurred arise in providing wellness and beauty services is $8,073 and generate a Gross profits the for the nine months ended April 30, 2019, were $11,153 as the company start the outlet operation in the month of April 30, 2019.

Selling and marketing expenses

For the nine months ended April 30, 2019, we had incurred marketing expenses in the amount of $38,100. These expenses comprised of advertisement expenses on Wechat, mobile apps and public research on the market.

General and administrative expenses

For the nine months ended April 30, 2019, we had incurred general and administrative expenses in the amount of $507,111.These expenses are comprised of salary, allowance, professional fees, consultancy fee for IT and system management, office and outlet operation expenses and depreciation.

Net Loss

Our net loss for nine months ended April 30, 2019 were $533,980. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

As of April 30, 2019, we had cash and cash equivalents of $895,442. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the nine month period ended April 30, 2019, we have met these requirements primarily from the receipt of subscription for convertible promissory note.

Cash Used In Operating Activities

For the nine months ended April 30, 2018, net cash used in operating activities was $479,913. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Provided In Financing Activities

For the nine months ended April 30, 2019, no net cash provided by financing activities was $1,579,125. The financing cash flow performance primarily reflects the issuance of convertible promissory notes.

Cash Provided In Investing Activities

For the nine months ended April 30, 2019, the net cash used in investing activities was $334,049. The investing cash flow performance primarily reflects the purchase of property, plant and equipment.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of April 30, 2019.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of April 30, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between February 26, 2019 and April 30, 2019, the Company issued convertible promissory notes (collectively the “Convertible Notes”) to 45 accredited investors in an aggregated principal amount of $779,125. The Convertible Notes bear no interest with a maturity date due in December 31, 2019 (with an extended maturity date on June 30, 2020 in the circumstances this Registration Statement not yet effective). The principal is payable in a lump sum at maturity. The conversion price of the notes is $1per share. The notes are convertible into shares of the Company’s common stock either 1) at the option of the holders, or 2) upon the effectiveness of this S-1 Registration Statement. Shares pursuant to the convertible notes are not being registered for resale pursuant to this registration statement.

	Agreement Date	Maturity Date	Number of investors	Principal Amount	Conversion price
	2/26/2019	12/31/2019	1	2,000	1.00
	3/4/2019	12/31/2019	1	100,000	1.00
	3/7/2019	12/31/2019	1	30,000	1.00
	3/12/2019	12/31/2019	3	115,000	1.00
	3/14/2019	12/31/2019	3	8,025	1.00
	3/20/2019	12/31/2019	2	51,000	1.00
	3/21/2019	12/31/2019	2	203,000	1.00
	3/25/2019	12/31/2019	2	17,000	1.00
	3/26/2019	12/31/2019	1	2,000	1.00
	3/27/2019	12/31/2019	1	5,000	1.00
	3/29/2019	12/31/2019	1	50,000	1.00
	4/1/2019	12/31/2019	2	18,000	1.00
	4/8/2019	12/31/2019	3	15,000	1.00
	4/9/2019	12/31/2019	3	103,000	1.00
	4/10/2019	12/31/2019	5	19,500	1.00
	4/11/2019	12/31/2019	6	23,800	1.00
	4/12/2019	12/31/2019	8	16,800	1.00
Total	-	-	45	779,125	-

The company S-1 registration statement have effective on May 6, 2019 and the aforesaid Convertible Notes have been converted to 779,125 common stock with each share price at $1.00 on May 7, 2019

In regards to all of the above transactions we claim an exemption from registration afforded by Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sales of the Convertible Notes since the sales of the Convertible Notes were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer *

32.2	Section 1350 Certification of principal financial officer *

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MU Global Holding Limited
(Name of Registrant)

Date: June 13, 2019
	By:	/s/ NIU YEN YEN
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

Date: June 13, 2019	By:	/s/ HSIEH CHANG CHUNG
	Title:	Chief Financial Officer, (Principal Financial Officer, Principal Accounting Officer)

9