Form 10-K
period 2019-07-31
MU GLOBAL HOLDING Ltd
filed 2019-10-25
CIK 1746119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended July 31, 2019

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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [  ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company”in Rule 12b-2 of the Exchange Act.

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

Yes [  ] No [X]

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter:

Not Applicable

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2019
Common Stock, $.0001 par value	59,434,838

MU Global Holding Limited

FORM 10-K

For the Fiscal Year Ended July 31, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” “Mu Global” are references to MU Global Holding Limited, a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Corporate History

Mu Global Holding Limited, a Nevada corporation (“the company”) was incorporated under the laws of the State of Nevada on June 4, 2018

MU Global Holding Limited, the US Company, operates through its wholly owned subsidiary, MU Worldwide Group Limited, a Seychelles Company; which operates through its wholly owned subsidiary, MU Global Holding Limited, a Hong Kong Company; which operates through its wholly owned subsidiary, MU Global Health Management (Shanghai) Limited, a Shanghai Company.

Mu Global Holding Limited is an early stage wellness and beauty supply services company, which intends to offer customers a wide range of trusted non-surgical spa services and quality spa care products. All of the previous entities share the same exact business plan with the goal of developing and providing wellness and beauty services to our future clients. We aim to promote improved overall health and beauty in our clients through a holistic detoxification method.

The Company, through its subsidiaries, mainly supplies high quality spa services and spa care products. Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	MU Worldwide Group Limited	Seychelles, June 7, 2018	100 share of ordinary share of US$1 each	Investment holding	100%
2.	MU Global Holding Limited	Hong Kong, January 30, 2018	1 share of ordinary share of HKD$1 each	Investment holding	100%
3.	MU Global Health Management	Shanghai, August 16, 2018	RMB 7,400,300	Providing SPA and Wellness service in China	100%

Business Overview

MU Global is a beauty and wellness company, providing SPA and wellness service and also Spa related products to the customers. The services provided are designed to improve the overall health system and body function.

Since our establishment, the Company has been focusing to expand in the Chinese market, with other country also under consideration as target destinations. As an emerging industry in China, the beauty and wellness industry is still in the early stage there is a huge potential for the industry to growth significantly. According to the report published by the Chinese State Department, the beauty and wellness industry of the country is expected reach the market value of China 8 trillion Chinese Yuan by 2020, accounting for 6.5% of the country Gross Domestic Product (GDP).

China has large territory, population, diverse ethnicity and cultural background. As such, it has resulted in different consumer orientations in different cities and townships across the country, therefore, it is particularly challenging to tackle the consumer market with a single business model.

The advance in technological development and rise in use of technology in marketing has also intensified the competition, probing the Company to develop the business models that allow quick penetration and huge coverage of different markets, and also being able to cope with the swift changes in the consumer market. Thus, the Company is focusing on three key areas as part of the Company’s early development in the Chinese market.

The first and most key focus is to enter the regional market through the adoption of franchisee and agent model, which the other parties are familiar and have deep understanding in the local market, hence its operating strategy is effective and best suited the targeted region.

Second, the key strategy is to ensure rapid development of the Omni channel marketing plan which targets to lease out at least ten thousand Stone Spa Bed (Hot Stone Bath equipment), reducing the time cost for the development of project, and most importantly, working on to spur sales and revenue growth.

Lastly, the essential requirement for business success in the Chinese market is to ensure and maintain a clear and transparent business model, which would result in effective collaboration between the company and its agent/franchisee, and consequently leads to efficient market operation and a win-win situation between the two parties

Currently, the Company operates in the Chinese market with three business models:

1.	Tripartite co-operation and profit sharing model (deployment of stone spa bed & franchise)

2.	Large-scale chain agent model (deployment of stone spa bed)

3.	Direct- service store model

Our Service

DAY MORE STONE THERAPHY

1.	Bedrock Bathing/ Hot Stone Bath

Bedrock Bathing is a method of keeping the body in shape that involves bathers lying down on a heated slab of rocks embedded on a spa treatment bed without using hot water wearing indoor clothing. The original name for this hot stone bathing is ‘Ganban’yoku’, and it is originated from Japan as the term for a popular form of hot stone or bedrock spa. It is also referred to as “stone-bathing”, but there is no actual bathing or water involved.

It is our belief that the effects of bedrock bathing are numerous and both aesthetic and metabolic. Furthermore, the rocks selected for this treatment are believed to provide many health benefits when they are heated. The five stones we intend to use are: Black Silica Stone, Radium Stone, Far Infrared Stone, Negative Ion Stone and Beitou Stone. The average time taken for each therapy is approximately 30 minutes.

The Company believes that bedrock bathing treatments will assist in the elimination of suboptimal health conditions caused by polluted environments, unhealthy dietary intake, and unhealthy lifestyles. The detoxification process will improve general bodily function and immune system, promote blood circulation, and yield visible skin improvement. The treatment is also believed to improve basal metabolism, resulting in more efficient energy utilization within the body, hence sustainable weight loss to a desirable level. Prolonged proper treatments have also been linked to miscellaneous anti-aging benefits.

Our pricing strategy offers great flexibility to our customers to opt for the service they desire which is also within their budget. In order to ensure flexibility, the Company has divided the service into three different tiers, each with different pricing strategy: Flagship, Luxury and Refined. Under the three tiers model, Flagship branch and will be the top tier and will target high-end segment with premium pricing packages. Luxury branch is designed to attract middle class individuals. Refined branch on the other side, will aim to attract customer with lower budget, but would still like to enjoy the service.

The Company started offering bedrock bathing services in the Shanghai outlet in January 2019. Different service packages are designed for each tier of service, which include option for subscription-based treatments, and pay per services. The packages offer customers either the option of purchasing our treatments at a discounted price if they purchase in bundle, or they can pay for the service every time they use at normal price. The bundle comprises of 3 different number of visit per bundle i.e. 10 times visit package, 20 times visit package, and 30 times visit package. We have also implemented a member database for our bedrock bathing centre. Customers can our membership at an attracting fee to enjoy the services provided at member price. In addition to that, the Company also allows customers to purchase the services package via online and WeChat.

3

2.	Quartz Therapy

Chakras is within and parts of the human body that connects with the environment. If chakra is blocked or overactive, we lose balance of our physical and mental balance and in turn, it affects the physical and mental well-being.

Quarts have the therapeutic effect of enabling Chakras to regain its balance. Thus, the therapy has the benefit of body cleansing, restoring good health and also spirit.

Our Product

NVB Scent Diffuser

The negative oxygen ions essential oil diffuser distributes cold-sprayed essential oil particle to balance oxygen and negative ions in the air. The negative ions eliminates particles, and it’s called the vitamin in the air. The essential oil diffuser can purify air quality, and provide a natural aroma that relax the body. The essential oil diffuser has integrated the technology of “Never BAC anti-bacterial” that provides the effect of purification, anti-bacterial, second-hand smoke elimination, and deodorization.

Mini Water Purifier

The mini water purifier integrates advanced pressurization technology and filtering materials, which allow instant purification of water and the removal of excess chlorine in water. The multi-layer filtration process of the purifier ensures water conservation and also stabilizes water pressure at the same time. Most importantly, the purifier can effectively remove heavy metals and impurity associated with old pipelines.

Trademark

The Company owned several trademark register under its subsidiaries in respective jurisdictions of which the subsidiaries operate in. Currently, the Company is also applying for trademarks in other jurisdictions it intends to expand its operation into.

Category	Registration Number	Trade Marks Logo	Ownership	Country	Date of Effective & Duration
Trademark	304770982	[Class 35]	MU Global Holding Limited	Hong Kong	July 12, 2019 For 10 Years
Trademark	304770991	[Class 11,44]	MU Global Holding Limited	Hong Kong	June 20, 2019 For 10 Years

Trademark	14311788		MU Global Health Management	China	May 14, 2015 For 10 Years

		[Class 3]

Trademark	14311839		MU Global Health Management	China	May 14, 2015 For 10 Years

		[Class 3]

Trademark	34828880		MU Global Health Management	China	July 14, 2019 For 10 Years

		[Class 32]

Trademark	35094440		MU Global Health Management	China	July 28, 2019 For 10 Years

		[Class 35]

Trademark	34814157		MU Global Health Management	China	July 21, 2019 For 10 Years

		[Class 35]

Trademark	34821472		MU Global Health Management	China	July 14, 2019 For 10 Years

		[Class 44]

Trademark	34810654		MU Global Health Management	China	July 21, 2019 For 10 Years

Future Plan

Marketing Campaign and Publicity Enhancement

Under the group’s marketing development plan, the company will implement actively the major projects launched by the group, including Omni channel marketing project and nationwide franchised program, which the Company aims to attract at least 1,000 franchised stores.

Since the opening of outlet shop in Shanghai, the shop has initiated the Omni-channel marketing projects, aiming to penetrate the market, and it has built a stronghold with the franchised stores and agents in multiple provinces across the country, including Shanghai, Zhejiang, Jiangsu, Sichuan, Shandong, Shanxi, Henan and Guangdong province. The initial expansion of operation is based on the business model of profit sharing, and through this model, the Company has managed to expand the Hot Stone Bath therapy service into different health and wellness service providing outlet in different cities. The outlets span across different sub-segment of the health and wellness industry, which include beauty centre, post-maternity care centre, as well as high-end beauty salon. The company’s target is to achieve the Omni-channel marketing projects by 2021, and the nationwide franchised program is expected to be achieved by 2023.

Intelligent Marketing

The IT team in China has recently completed the development of “Intelligent Health Evaluation Application System” to provide support for the operation of Hot Stone Bath Therapy. Customers are now able to compare their health indicator through the mobile application and body fat measure device. The Company aims to build its own health indicator, recommend a personalized Hot Stone Bath therapy to the customers through the use of big data computation and analysis. By providing personalized service package, the Company believes it can effectively lead the consumers in making consuming decision, and consequently, the system will be upgraded to be a community marketing tool aiming to increase new customers flow and also retain existing customers.

Product Research and Development

While the company is seeking to expand the access to the China market, it is also actively promoting the research and development of products and technology. In addition to the introduction of new products, under the ongoing smart technology trend led by China, the business model of beauty and health industry has also experienced rapid changes in the emerging environment. Responding to changes in the business model in this industry, the information and intelligent technology has thus become the core competency in successfully managing large-scale change industries

In MU Global, the company has numerous experts in information technology, thus equipping the company with the capability to support the business technology required in this fast-changing business environment, providing the essential tool to manage a large-scale chain remotely, and also lay the foundation for the success of the Omni-channel marketing project. As such, the company will continuously strengthen the capability of information and intelligent technology as it will be the top priority of the company’s future development plan.

International Expansion

Currently, we are actively engaging and negotiating with different parties in the Gulf countries (UAE, Bahrain, Saudi Arabia, Oman, Qatar, and Kuwait). The Company plans to enter the Middle-East market through the model of national agency and establish a long-term partnership with the local counterpart to develop and promote the Omni channel marketing project. At the same time, the Company has already established the national agency network in Malaysia and Singapore, and we are aiming to further expand to other countries in the Association of Southeast Asian Nations (ASEAN).

Human Resources and Talent Development

Taking into consideration of aforementioned development, the company is well aware that with existing man power is far from sufficient to materialization of future plan, thus investment in human resources and talent development is inevitable, including but it will not be limited to internal administrative and operation personnel, but also sales and marketing, accounting and finance, as well as top management personnel.

Competition

The beauty and wellness industry is highly competitive and fragmented, we might be in disadvantage competing with competitor who has greater reserve or has higher access to capital than the Company do to deploy in operations, capital expenditure, and marketing activities. We hope to maintain a competitive advantage by utilizing the knowledge and expertise of the Company in the industry and our beyond satisfactory customer service.

Customers

For the year ended July 31, 2019, the Company has generated $38,823 revenue from customers under the ordinary course of business of the Company. The revenue mainly represented direct sales to outlet shop customers and profit sharing amongst agents and franchised stores.

Employees

As of July 31, 2019, the company has a total 9 employees in Shanghai China, with 6 of the employees based in the headquarter office and the rest stationed in the company’s outlet shop. At the moment, the company has adopted accountability system, hence management personnel has flexible working hours.

Our sole director and Chief Executive Officer, Niu Yen-Yen and Chief Financial Officer currently work full-time and fully committed to the operation of the company.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our Officers, Directors or employees.

Government Regulation

At present, we are subject to the laws and regulations of the jurisdictions in which we operate, which may include business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and supervisory requirements.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

We have a physical office in Shanghai with address of A310, No. 2633, Yan’an West Road, Changning District, Shanghai City, 200050, People Republic China for which renovation was completed in October 2018 and the Company has commenced business operations from the office. This location has been rented by MU Global Health Management (Shanghai) Limited for a 12 month period from July 1, 2018 to June 30, 2019, for an initial down payment of RMB 35,000 and additional bi-monthly payments in the amount of RMB 35,000 over the course of the lease.

In addition, we also have a physical outlet in Shanghai with address of 203, No. 193 Luo Jin Hui South Road, Minhang District, Shanghai City, 201103, People Republic China which renovation completed in January 2019 and we have started to provide our services to customers in Shanghai. This location has been rented by MU Global Health Management (Shanghai) Limited for a 5 year period from October 15, 2018 to October 14, 2023, for an initial down payment of RMB72,168 and additional bi-monthly payments in the amount of RMB 33,539 over the course of the lease.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are currently no pending legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

As of July 31, 2019, we had 59,434,838 shares of our Common Stock par value, $.0001 issued and outstanding. There were 114 beneficial owners of our Common Stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is VStock Transfer, LLC, with an address at 18, Lafayette Place, Woodmere, New York 11598 and telephone number is +1 (212)828-843.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

Unregistered Sales of Equity Securities

Currently, there is no unregistered sales of equity securities.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended July 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

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

Results of Operations

Revenues for the year ended July 31, 2019

The Company generated revenue of $38,905 and $0 for the year ended July 31, 2019 and 2018. The revenue represented income from wellness and beauty services provided to customers and sales of products via shanghai outlets.

Cost of Revenue and Gross Margin

For the year ended July 31, 2019 and 2018, cost incurred in providing wellness and beauty services is $13,191 and $0. The Company generates Gross profits of $25,714 and $0 for the year ended July 31, 2019 and 2018, as the company started operation in the month January 2019.

Selling and Marketing Expenses

Selling and distribution expenses for the year ended July 31, 2019 and 2018 amounted to $48,030 and $0 respectively. These expenses comprised of advertisement expenses on WeChat, mobile apps and public research on the market.

General and Administrative Expenses

General and administrative expenses for the year ended July 31, 2019 and 2018 amounted to $927,354 and $29,766 respectively. These expenses are comprised of salary, allowance, professional fees, consultancy fee for IT and system management, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $3,390 and $50 as other income for the year ended July 31, 2019 and 2018 respectively. This income is derived from the interest income.

Net Loss and Net Loss Margin

The net loss for the year was $946,280 for the year ended July 31, 2019 as compared to $29,716 for the year ended July 31, 2018. The increase in net loss of $916,564 can be contributed to the substantial increase in general and administrative expenses incurred. Taking into the loss for the year ended July 31, 2019, the accumulated loss for the Company has increased from $29,716 to $975,996.

Liquidity and Capital Resources

As of July 31, 2019, we had cash and cash equivalents of $394,403. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the year ended July 31, 2019, we have met these requirements primarily from the receipt of subscription for convertible promissory note and share subscription from Initial Public Offering (IPO).

Cash Used In Operating Activities

For the year ended July 31, 2019 and 2018, net cash used in and from operating activities was $988,000 and $12. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Provided In Financing Activities

For the year ended July 31, 2019 and 2018, net cash provided by financing activities was $1,745,769 and $106,405 respectively. The financing cash flow performance primarily reflects the issuance of convertible promissory notes and IPO shares.

Cash Used In Investing Activities

For the financial year ended July 31, 2019 and 2018, the net cash used in investing activities was $478,044 and $0. The investing cash flow performance primarily reflects the purchase of property, plant and equipment.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Critical Accounting Policies and Estimates

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

Cost of revenues

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

Inventories

Inventories consisting of products available for sell, are stated at the lower of cost or market value. Cost of inventory is determined using the first-in, first-out (FIFO) method. Inventory reserve is recorded to write down the cost of inventory to the estimated market value due to slow-moving merchandise and damaged goods, which is dependent upon factors such as historical and forecasted consumer demand, and promotional environment. The Company takes ownership, risks and rewards of the products purchased. Write downs are recorded in cost of revenues in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Property and equipment

Property, Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Classification	Estimated useful life
Leasehold improvement	11 months to 60 months (over remaining lease term)
Leasable equipment	5 years
Computer hardware and software	3 years
Office equipment	3 years

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

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260 “Earnings per share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Foreign currencies translation (cont’d)

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended July 31,
	2019	2018

Period-end HK$ : US$1 exchange rate	7.83	7.85
Period-average HK$ : US$1 exchange rate	7.84	7.85
Period-end RMB : US$1 exchange rate	6.88	6.60
Period-average RMB : US$1 exchange rate	6.84	6.60

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts payable and accrued liabilities, and amount due to a director approximate at their fair values because of the short-term nature of these financial instruments.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located in PART IV of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of July 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of July 31, 2019.

We do not have adequate segregation of duties and effective risk assessment – Lack of segregation of duties and effective risk assessment may cause the Company to face the likelihood of fraud or theft, due to poor oversight, governance and review to detect errors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	We plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function. The accounting personnel is responsible for reviewing the financing activities, facilitate the approval of the financing, record the information regarding the financing, and submit SEC filing related documents to our legal counsel in order to comply with the filing requirements of SEC.

2.	We intend to add staff members to our management team for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2020.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Niu Yen-Yen	44	Chief Executive Officer, President, Secretary, Treasurer, Director
Hsieh Chang-Chung	58	Chief Financial Officer

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Niu Yen-Yen - President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director

In 2014, Ms. Niu Yen-Yen received a Master of Business Administration program from Aalto University Executive Education, Taiwan. From 1997 to 2006, Ms. Niu Yen-Yen has served as the Business Development Director at the Serax International Limited in Hong Kong, a multilevel marketing business.

Ms. Niu has served as Chief Executive Officer of Yu Qing International Co., Ltd. in Taiwan since 2006 and continues to hold this position at present. In 2006, when she first started this company, she became an agent to perfume brands such as, Calvin Klein, Clive Christian, Dior, Versace, Chanel, Hermes, Kenzo, Bvlgari, Jimmy Choo etc. In 2010, Ms. Niu has held over 500 sales events all over famous shopping malls and hotels. In 2012, she has developed a retail brand called “Idol Beauty”. It provides various beauty care, organic skin care and cosmetic products. In 2013, she set up “Day More” as the first stone spa brand in Taiwan. In the same year, she has worked with Horien Biochemical Technology Co., Ltd. to develop and apply patent beauty care products such as Antirincle and Biofresh.

In 2016, Ms. Niu opened a new business called Mu Chuan International Company Limited, a multilevel marketing business. In 2017, Ms. Niu also established a cross-border e-commerce business, https://www.magicgo99.com, in order to reach consumers globally.

Ms. Niu Yen-Yen’s experience in corporate management and business development has led the Board of Directors to reach the conclusion that she should serve as President, Chief Executive Officer and Director of the Companny.

Hsieh Chang-Chung- Chief Financial Officer

In 1985, Mr. Hsieh Chang-Chung received a Master of Business Administration from Chung Yuan Christian University, Taiwan. From 1989 to 1992, Mr, Hsieh worked as the Special Assistant to the Chairman of Fu-I Industrial Group, a listed company in Taipei Stock Exchange. He served as the Co-Founder and Executive Vice President of Quanton Optronics Inc. from November 1992 to December 1993. Mr. Hsieh has also served as the Controller of UTC Co., Ltd from 1994 to 1995. From 1995 to 1998, Mr. Hsieh served as the Chief Staff of the CEO Office in EMI., Ltd which is a listed company in Taipei Stock Exchange. He also served as the Vice President of Far Eastern VC Investment Co., Ltd from 1997 to 2006.

From 1999 to 2008, Mr. Hsieh served as the Chief Financial Officer and Senior Vice President of Eastern Multimedia Co., Ltd of which renamed to Kbro Co., Ltd in 2006 in Taiwan. He then served as the Vice President and Chief Investment Officer of Head Office in Eastern Media International Group (EMI) from 2008 to 2016. From 2016 until now, Mr. Hsieh has served as the Senior Consultant of Eastern Media International Group (EMI) in Taiwan.

Mr. Hsieh Chang-Chung’s corporate and financial experience has led the Board of Directors to reach the conclusion that he should serve as the Chief Financial Officer of the Company.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company’s internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believes that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our Directors and our Executive officers have not been involved in any of the following events during the past ten years:

1.	bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Information Statement.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the period July 31, 2019, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Niu Yen Yen, Chief Executive Officer, President, Secretary, Treasurer, Director	For the year ended July 31, 2019	-	-	-	-	-	-	-	-
	For the year ended July 31, 2018	-	-	-	-	-	-	-	-

Hsieh Chang- Chung, Chief Financial Officer	For the year ended July 31, 2019	35,000	-	-	-	-	-	-	35,000
	For the year ended July 31, 2018	-	-	-	-	-	-	-	-

Narrative Disclosure to Summary Compensation Table

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We have entered into an employment agreement with the Mr. Hsieh Chang-Chung, our Chief Financial Officer on June 5, 2018. The agreement will be effective for 5 years and will expire in 2023. Based on the employment contract, Mr. Hsieh will be in charge of the financial control, capital financing, and merger and acquisition of the Company.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 31, 2019, the Company has 59,434,838 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of July 31, 2019 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Niu Yen-Yen, Chief Executive Officer (“Principal Executive Officer”), President, Secretary, Treasurer and Director	23,542,200	39.71%	39.71%
Server Int’l Co., Ltd[1]	10,100,000	16.99%	16.99%
Hsieh Chang-Chung, Chief Financial Officer (“Principal Financial Officer” and “Principal Accounting Officer”)	200,000	0.34%	0.34%
All of executive officers and director as a group	33,842,200	57.04%	57.04%

5% or greater shareholders (excluding officers/directors)
Su-Fen, Chang	5,037,000	8.47%	8.47%
Chun-Ying, Chang	4,300,000	7.23%	7.23%

1 Server Int’l Co., Ltd is owned and controlled entirely by our Chief Executive Officer, Ms. Niu Yen-Yen.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (59,434,838 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(2)	Based on the total issued and outstanding shares of 59,434,838 as of the date of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

On June 4, 2018, Ms. Niu Yen-Yen was appointed Chief Executive Officer, President, Secretary, Treasurer and sole member of our Board of Directors.

On June 4, 2018, our Chief Executive Officer, Ms. Niu Yen-Yen subscribed 100,000 shares of restricted common stock of the Company at par value of $0.0001 per share. The monies from this transaction, which totaled $10, went to the Company to be used as initial working capital.

On June 5, 2018, Mr. Hsieh Chang-Chung was appointed Chief Financial Officer.

On June 29, 2018, we, “the Company” acquired Mu Worldwide Group Limited (herein referred as the “Seychelles Company”), a company incorporated in the Republic of Seychelles. Mu Worldwide Group Limited, the Seychelles Company, operates through its subsidiary Mu Global Holding Limited (herein referred as the “Hong Kong Company”), a company incorporated in Hong Kong.

Mu Global Holding Limited, the Hong Kong Company, operates through its wholly owned subsidiary, Mu Global Health Management (Shanghai) Limited, (herein referred as the “Shanghai Company”), a company incorporated in Shanghai, People Republic China.

On July 6, 2018, Ms. Niu Yen-Yen and Server Int’l Co., Ltd. subscribed 25,000,000 and 11,000,000 restricted shares of common stock, respectively, of the Company, at par value of $0.0001 per share. The monies from these transactions, which totaled $3,600, went to the Company to be used as initial working capital. Server Int’l Co., Ltd. is controlled entirely by Ms. Niu Yen-Yen.

On July 7, 2018, Chang Chun-Ying and Chang Su-Fen subscribed 4,300,000 and 5,000,000 restricted shares of common stock, respectively, of the Company, at par value of $0.0001 per share. The monies from these transactions, which totaled $930, went to the Company to be used as initial working capital.

On July 9, 2018, GreenPro Asia Strategic SPC and GreenPro Venture Capital Limited, subscribed 2,835,000 and 2,165,000 restricted shares of common stock of the Company, respectively, at par value of $0.0001 per share. The monies from these transactions, which totaled $500, went to the Company to be used as initial working capital.

Greenpro Asia Strategic SPC is controlled and managed by GC Investment Management Limited.

Greenpro Venture Capital Limited is owned by Greenpro Capital Corp. The controlling shareholders of Greenpro Capital Corp. are Lee Chong Kuang and Loke Che Chan.

During the year ended July 31, 2018 the Company paid $8,000 to Greenpro Financial Consulting Limited for professional services.

On July 10, 2018 Server Int’l Co., Ltd., which is owned and controlled by our CEO, Ms. Niu Yen-Yen, sold 200,000 shares of restricted common stock at par value of $0.0001 per share to our Chief Financial Officer, Hsieh Chang-Chung.

From August 1, 2018 to December 13, 2018, Ms. Niu Yen-Yen, the sole director and CEO of the Company has transferred 1,557,800 shares of common stock to 16 non-US residents.

During the year ended July 31, 2018 the Company paid $200,000 to Greenpro Financial Consulting Limited for professional services.

Related Party Transactions

Related party transactions as of July 31, 2019 and 2018 are as per table below:

	For the period ended July 31, 2019 (Unaudited)	For the period ended July 31, 2018 (Audited)
Professional fee paid:
- Related party A	$200,000	$8,000

Consultation fee paid:
- Related party B	$23,200	$4,105
- Related party C	$34,800	$3,372

Total	$258,000	$15,477

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	For the Year Ended July 31, 2019	For the Year Ended July 31, 2018
Audit fees	$15,000	$9,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$15,000	$9,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of MU Global Holding Limited. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer*

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 Amendment No.8 (File No. 333-228847) on April 30, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MU GLOBAL HOLDING LIMITED.
(Name of Registrant)

Date: October 25, 2019	By:	/s/ NIU YEN YEN
	Title:	Chief Executive Officer,
President, Director, Secretary and Treasurer
(Principal Executive Officer)

Date: October 25, 2019	By:	/s/ HSIEH CHANG CHUNG
	Title:	Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)

TOTAL ASIA ASSOCIATES PLT

(AF002128 & LLP0016837-LCA)

A Firm registered with US PCAOB and Malaysian MIA

Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak,

50400, Kuala Lumpur, Malaysia.

Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of MU Global Holding Limited.

5F-1., No. 106, Chang’an W. Rd.,

Datong Dist., Taipei City,

103 Taiwan (R.O.C.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MU Global Holding Limited. (the ‘Company’) as of July 31, 2019 and 2018, and the related consolidated statements of income, stockholders’ equity, and cash flows for the each of two years in the year ended of July 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at July 31, 2019 and 2018, and the results of its operations and its cash flows for each of two years in the year ended July 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s losses from operations and no operation raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

/S/ Total Asia Associates PLT
TOTAL ASIA ASSOCIATES PLT

Kuala Lumpur, Malaysia

23 October 2019

MU GLOBAL HOLDING LIMITED.

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of July 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$394,403	$106,417
Other receivable	18,803	-
Prepaid expenses and deposit	175,427	7,954
Subscription receivables	-	800,000
Inventories	43,946	-

Total current assets	632,579	914,371

NON-CURRENT ASSETS
Property and equipment, net	406,063	-
Total non-current assets	406,063	-

TOTAL ASSETS	$1,038,642	$914,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$92,855	$9,000
Amounts due to related party	44,611	20,682
Amounts due to director	-	8,000
Deposit from franchisee	32,202	-

Total current liabilities	169,668	37,682

TOTAL LIABILITIES	$169,668	$37,682

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 59,434,838 and 58,505,000 shares issued and outstanding as of July 31, 2019 and 2018 respectively	5,943	5,851
Additional paid-in capital	1,830,300	900,554
Accumulated other comprehensive income	8,727	-
Accumulated deficit	(975,996)	(29,716)

TOTAL MU GLOBAL HOLDING LIMITED. STOCKHOLDERS’ EQUITY	868,974	876,689
TOTAL STOCKHOLDERS’ EQUITY	868,974	876,689
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,038,642	$914,371

See accompanying notes to consolidated financial statements.

MU GLOBAL HOLDING LIMITED.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR YEARS ENDED JULY 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended July 31, 2019	For the year ended July 31, 2018
REVENUE	$38,905	$-

COST OF REVENUE	(13,191)	-

GROSS PROFIT	25,714	-

OTHER INCOME	3,390	50

SELLING, GENERAL AND ADMINISTRATIVE AND OPERATING EXPENSES	(975,384)	(29,766)

LOSS BEFORE INCOME TAX	(946,280)	$(29,716)

INCOME TAXES PROVISION	-	-

NET LOSS	(946,280)	(29,716)

Net Loss attributable to Non-Controlling Interests
Other comprehensive income/(loss):
- Foreign exchange adjustment gain/(loss)	(8,727)	-
COMPREHENSIVE LOSS	$(955,007)	$(29,716)

Net loss per share- Basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	58,716,526	23,553,017

See accompanying notes to consolidated financial statements.

MU GLOBAL HOLDING LIMITED.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEARS ENDED JLUY 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON SHARES		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of Shares	Amount
Issuance of founder common share on June 4, 2018	100,000	$10	$-	$-	$-	$10
Issuance of founder common share on July 6, 2018	36,000,000	3,600	-	-	-	3,600
Issuance of additional founder common share on July 7, 2018	9,300,000	930	-	-	-	930
Issuance of additional founder common share on July 9, 2018	7,100,000	710	-	-	-	710
Issuance of additional founder common share on July 10, 2018	50,000	5	-	-	-	5
Issuance of private placement common share on July 11, 2018 at $0.03 per share	710,000	71	21,229	-	-	21,300
Issuance of additional private placement common share on July 25, 2018 at $0.03 per share	995,000	100	29,750	-	-	29,850
Issuance of additional private placement common share on July 26, 2018 at $0.20 per share	250,000	25	49,975	-	-	50,000
Issuance of additional private placement common share on July 31, 2018 at $0.20 per share	4,000,000	400	799,600	-	-	800,000
Net loss for the year	-	$-	$-	$-	$(29,716)	$(29,716)
Balance as of July 31, 2018	58,505,000	$5,851	$900,554	$-	$(29,716)	$876,689
Issuance of common share through conversion of convertible notes	779,125	78	779,047	-	-	779,125
Issuance of common share through Initial Public Offering	150,713	14	150,699	-	-	150,713
Net loss for the year	-	-	-	-	(946,280)	(946,280)
Foreign currency translation adjustment	-	$-	$-	$8,727	$-	$8,727
Balance as of July 31, 2019	59,434,838	$5,943	$1,830,300	$8,727	$(975,996)	$868,974

See accompanying notes to consolidated financial statements

MU GLOBAL HOLDING LIMITED.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR YEARS ENDED JULY 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended July 31, 2019	For the year ended July 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(946,280)	$(29,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,444	-
Changes in operating assets and liabilities:		-
Accounts receivable	(18,803)	-
Account payable	-	-
Inventories	(43,946)	-
Other payables and accrued liabilities	83,855	9,000
Prepaid expenses and deposits	(167,473)	(7,954)
Deposit from franchisee	32,203	-
Net Cash used in operating activities	(988,000)	(28,670)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(478,044)	-
Net cash used in investing activities	(478,044)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share capital at par value	929,841	906,405
Subscription receivables	800,000	(800,000)
Amount due to a director	(8001)	-
Amount due to related parties	23,929	28,682
Net cash provided by financing activities	1,745,769	135,087

Effect of exchange rate changes on cash and cash equivalents	8,261	-

Net change in cash and cash equivalents	287,986	106,417
Cash and cash equivalents, beginning of year	106,417	-

CASH AND CASH EQUIVALENTS, END OF YEAR	$394,403	$106,417
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

MU GLOBAL HOLDING LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

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

On June 29, 2018, the Company acquired 100% interest in MU Worldwide Group Limited, a private limited liability company incorporated in Seychelles and its subsidiary MU Global Holding Limited, a private limited liability company incorporated in Hong Kong, S.A.R.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended July 31, 2019, the Company incurred a net loss of $946,280 and has yet to generate revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Details of the Company’s subsidiary:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held
1.	MU Worldwide Group Limited	Seychelles, June 7, 2018	100 share of ordinary share of US$1 each	Investment holding	100%
2.	MU Global Holding Limited	Hong Kong, January 30, 2018	1 share of ordinary share of HK$1 each	Investment Holding	100%
3.	MU Global Health Management	Shanghai, August 16, 2018	RMB 5,000,00	Providing SP and Wellness service in China	100%

Business Overview

MU Global is a beauty and wellness company, providing SPA and wellness service and also Spa related products to the customers. The services provided are designed to improve the overall health system and body function.

Since our establishment, the Company has been focusing to expand in the Chinese market, with other country also under consideration as target destinations. As an emerging industry in China, the beauty and wellness industry is still in the early stage there is a huge potential for the industry to growth significantly. According to the report published by the Chinese State Department, the beauty and wellness industry of the country is expected reach the market value of China 8 trillion Chinese Yuan by 2020, accounting for 6.5% of the country Gross Domestic Product (GDP).

China has large territory, population, diverse ethnicity and cultural background. As such, it has resulted in different consumer orientations in different cities and townships across the country, therefore, it is particularly challenging to tackle the consumer market with a single business model.

The advance in technological development and rise in use of technology in marketing has also intensified the competition, probing the Company to develop the business models that allow quick penetration and huge coverage of different markets, and also being able to cope with the swift changes in the consumer market. Thus, the Company is focusing on three key areas as part of the Company’s early development in the Chinese market.

The first and most key focus is to enter the regional market through the adoption of franchisee and agent model, which the other parties are familiar and have deep understanding in the local market, hence its operating strategy is effective and best suited the targeted region.

Second, the key strategy is to ensure rapid development of the Omni channel marketing plan which targets to lease out at least ten thousand Stone Spa Bed (Hot Stone Bath equipment), reducing the time cost for the development of project, and most importantly, working on to spur sales and revenue growth.

Lastly, the essential requirement for business success in the Chinese market is to ensure and maintain a clear and transparent business model, which would result in effective collaboration between the company and its agent/franchisee, and consequently leads to efficient market operation and a win-win situation between the two parties

Currently, the Company operates in the Chinese market with two business models:

1.	Tripartite co-operation and profit sharing model.

2.	Large-scale chain agent model

3.	Direct- service store model

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated upon consolidation.

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

Property, plant and equipment

Property, Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Classification	Estimated useful life
Leasehold improvement	11 months to 60 months (over remaining lease term)
Leasable equipment	5 years
Computer hardware and software	3 years
Office equipment	3 years

Inventories

Inventories consisting of products available for sell, are stated at the lower of cost or market value. Cost of inventory is determined using the first-in, first-out (FIFO) method. Inventory reserve is recorded to write down the cost of inventory to the estimated market value due to slow-moving merchandise and damaged goods, which is dependent upon factors such as historical and forecasted consumer demand, and promotional environment. The Company takes ownership, risks and rewards of the products purchased. Write downs are recorded in cost of revenues in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Income taxes

The provision of income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Going concern

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of July 31, 2019, the Company suffered an accumulated deficit of $975,996 and continuously incurred a net operating loss of $946,280 for year ended July 31, 2019. The continuation of the Company as a going concern through July 31, 2019 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

MU GLOBAL HOLDING LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260 “Earnings per share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income

The reporting currency of the Company and its subsidiary is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of stockholders’ equity.

Translation of amounts from HK$ into US$1 and RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended July 31,
	2019	2018

Year-end HK$ : US$1 exchange rate	7.83	7.85
Year-average HK$ : US$1 exchange rate	7.84	7.85
Year-end RMB : US$1 exchange rate	6.88	6.60
Year-average RMB : US$1 exchange rate	6.84	6.60

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

MU GLOBAL HOLDING LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, subscription receivables, prepayment and deposits, accounts payable, and other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

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

Recent accounting pronouncements

ASB issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) entirely from current accounting guidance. The Company has elected adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

MU GLOBAL HOLDING LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. COMMON STOCK

On June 4, 2018, our Chief Executive Officer, Ms. Niu Yen-Yen subscribed 100,000 shares of restricted common stock of the Company at par value of $0.0001 per share. The monies from this transaction, which totalled $10, went to the Company to be used as initial working capital.

On July 6, 2018, Ms. Niu Yen-Yen and Server Int’l Co., Ltd. subscribed 25,000,000 and 11,000,000 restricted shares of common stock, respectively, of the Company, at par value of $0.0001 per share. The monies from these transactions, which totalled $3,600, went to the Company to be used as initial working capital. Server Int’l Co., Ltd. is controlled entirely by Ms. Niu Yen-Yen.

On July 7, 2018, Chang Chun-Ying and Chang Su-Fen subscribed 4,300,000 and 5,000,000 restricted shares of common stock, respectively, of the Company, at par value of $0.0001 per share. The monies from these transactions, which totalled $930, went to the Company to be used as initial working capital.

On July 9, 2018, GreenPro Asia Strategic SPC and GreenPro Venture Capital Limited, subscribed 2,835,000 and 2,165,000 restricted shares of common stock of the Company, respectively, at par value of $0.0001 per share. The monies from these transactions, which totalled $500, went to the Company to be used as initial working capital.

From July 9, 2018 to July 10, 2018 the Company issued a total of 2,150,000 shares of restricted common stock to three non-US residents. Shares were sold at par value, $0.0001 per share. Total proceeds from these shares totalled $215 and went to the Company to be used as initial working capital.

On July 11, 2018 the Company issued a total of 710,000 shares of restricted common stock to two non-US residents at a price of $0.03 per share. Total proceeds from these sales of shares totalled $21,300 and went to the Company to be used as initial working capital.

On July 25, 2018 the Company issued a total of 995,000 shares of restricted common stock to ten non-US residents at a price of $0.03 per share. Total proceeds from these sales of shares totalled $29,850 and went to the Company to be used as initial working capital.

On July 26, 2018 the Company isseud 250,000 shares of restricted common stock to one non-US resident at a price of $0.20 per share. Total proceeds from these sales of shares totalled $50,000 and went to the Company to be used as initial working capital.

On July 31, 2018 Dezign Format Pte Ltd and Cheng Young-Chien each subscribed 2,000,000 restricted shares of common stock of the Company, at $0.20 per share, for total consideration of $800,000. Proceeds went to the Company to be used as initial working capital.

On July 10, 2018, Server Int’l Co., Ltd, a Company solely controlled and owned by the CEO has transferred 1,500,000 shares of common stock to 8 non-US residents.

From August 1, 2018 to December 13, 2018, Ms. Niu Yen-Yen, the CEO of the Company has transferred 1,557,800 shares of common stock to 16 non-US residents.

On May 7, 2019, the convertible promissory note issued by the Company amounted $779,125 to 45 accredited investors who reside in Taiwan with the conversion price of $1 per share have been converted to 779,125 common stock of the company after the S-1 registration statement was declared effective on May 6, 2019.

From May 14, 2019 to July 31, 2019, the company issued 150,317 shares of common stock at a price of $1.00 per share through the Initial Public Offering (IPO) to 36 non-US residents.

As of July 31, 2019, MU Global Holding Limited has an issued and outstanding common share of 59,434,838.

MU GLOBAL HOLDING LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. PROPERTY, PLANT AND EQUIPMENT

	As of July 31, 2019	As of July 31, 2018
Leasehold improvement	$148,982	-
Computer hardware and software	129,301	-
Office equipment	8,423	-
Leasable equipment	132,802
Outlet design fee and equipment	21,123	-
Application development fee	37,413	-
Total	478,044	-
Accumulated depreciation	(72,444)	-
Foreign currency translation adjustment	463	-
Property, plant and equipment, net	$406,063	-

Depreciation:

	As of	As of
	July 31, 2019	July 31, 2018
Leasehold improvement	$41,775	$-
Computer hardware and software	26,525	-
Leasable equipment	3,681
Foreign currency translation adjustment	463
Total prepaid expenses and deposits	$72,444	$-

5. PREPAID EXPENSES AND DEPOSITS

	As of	As of
	July 31, 2019	July 31, 2018
Prepaid expenses	$76,183	$2,652
Deposits	99,244	5,302
Total prepaid expenses and deposits	$175,427	$7,954

6. INVENTORIES

	As of	As of
	July 31, 2019	July 31, 2018
Finished goods, at cost	$43,946	$-
Total inventories	$43,946	$-

7. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of	As of
	July 31, 2019	July 31, 2018
Other payables	$25,728	$-
Accrued audit fees	15,000	9,000
Accrued other expenses	22,127	-
Accrued professional fees	30,000	-
Total payables and accrued liabilities	$92,855	$9,000

MU GLOBAL HOLDING LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7. DUE TO RELATED PARTIES

	As of July 31, 2019 (Unaudited)	As of July 31, 2018 (Audited)

Wu, Chun-Teh[1]	$39,611	$20,682
Niu, Yen-Yen[2]	-	8,000
Hsieh, Chang-Chung[3]	5,000	-
	$44,611	$28,682

As of July 31, 2019, the balance $44,611 represented an outstanding payable to 2 related parties.

1Wu, Chun-the is a shareholder of the Company, at the same time providing consultation services to the Company and also staff of the company have paid company operation expenses such as renovation cost, rental and staff salaries on behalf of Company.

2Niu, Yen-Yen is Chief Executive Officer (“Principal Executive Officer”), President, Secretary, Treasurer and Director of the Company, and has paid the Company’s professional fee on behalf of the Company ..

3Hsieh, Chang-Chung is Chief Financial Officer (“Principal Financial Officer”, “Principal Accounting Officer”) of the company, and the amount represents the consultancy fee accrued.

The amounts due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

8. INCOME TAXES

For the year ended July 31, 2019 and year ended July 31, 2018, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the year ended July 31, 2019	For the year ended July 31, 2018

Tax jurisdictions from:
- Local	$(239,891)	$(17,000)
- Foreign, representing
Seychelles	-	-
Hong Kong	(221,710)	-
PRC	(488,678)	(12,716)
Loss before income tax	$(946,280)	$(29,716)

The provision for income taxes consisted of the following:

	For the year ended July 31, 2019	For the year ended July 31, 2018

Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States, Seychelles, Hong Kong, and PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of July 30, 2019, the operations in the United States of America incurred $239,891 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $50,377 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future

Seychelles

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

MU GLOBAL HOLDING LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9. CONCENTRATIONS OF RISKS

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

10. COMMITMENTS AND CONTINGENCIES

On October 10, 2018, the Company has to enter into rental agreement to rent the outlet in Shanghai for a period of 5 years commencing October 15, 2018 amounted to $4,860 per month and payment to be conducted in advance on bimonthly basis.

As of July 31, 2019, the Company has the aggregate minimal rent payments due in the next 5 years as follows:

Year ending July 31
2020	$57,702
2021	$57,702
2022	$57,702
2023	$57,702
Total	$230,808

On December 19, 2018, the company entered into a contract with supplier for the development of Mobile App which have not been completed during the nine month ended July 30, 2019 with a capital commitment as follows:

As of July 31, 2019

Commitment for acquisition of Mobile App development	$21,642

11. RELATED PARTY TRANSACTIONS

For the year ended July 31, 2019 the Company has following transactions with related parties:

	For the year ended July 31, 2019 (Audited)	For the year ended July 31, 2018 (Audited)
Professional fee paid:
- Related party A	$200,000	$8,000

Consultation fee paid:
- Related party B	$23,200	$4,105
- Related party C	$34,800	$3,372

Total	$258,000	$15,477

Related party A is the fellow subsidiaries of a corporate shareholder of the Company. Related party B and C are the shareholders of the Company.

For the year ended July 31, 2019, the Company incurred professional fees of $200,000 due to related party A. Related party B and C are the employees of the Company and have provided consultancy service for business operation.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2019 up through the date the Company issued the audited consolidated financial statements.

