Form 10-Q
period 2019-10-31
MU GLOBAL HOLDING Ltd
filed 2019-12-13
CIK 1746119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock		The OTC Market – Pink Sheets

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 13, 2019
Common Stock, $.0001 par value	59,434,838

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of October 31, 2019 (unaudited) and July 31, 2019 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three Months Ended October 31, 2019 (unaudited) and October 31, 2018 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended October 31, 2019 (unaudited) and 2018 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2019(unaudited) and October 31, 2018 (unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements	F-6 - F-14
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-5
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES	6
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	7
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	7
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	7
ITEM 4	MINE SAFETY DISCLOSURES	7
ITEM 5	OTHER INFORMATION	7
ITEM 6	EXHIBITS	8
	SIGNATURES	9

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of October 31, 2019 (unaudited) and July 30, 2019 (audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three Months Ended October 31, 2019 (unaudited) and October 31, 2018 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended October 31, 2019 (unaudited) and 2018 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2019 (unaudited) and October 31, 2018 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements	F-6-F-14

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2019 AND JULY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	October 31, 2019	July 31, 2019
	Unaudited	Audited
ASSETS
NON CURRENT ASSETS
Property, plant and equipment	$465,248	$406,063
	465,248	406,063

CURRENT ASSETS
Cash and cash equivalents	$170,100	$394,403
Other receivables	18,526	18,803
Prepayments and deposits	142,833	175,427
Amount due from related parties	10,460	-
Inventories	48,586	43,946
Total Current Assets	$390,505	$632,579

TOTAL ASSETS	855,753	1,038,642

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Loan from director	$42,631	$-
Other payables and accrued liabilities	63,676	92,855
Amount due to related parties	38,727	44,611
Deposit from franchisee	46,019	32,202

Total Current Liabilities	$191,053	$169,668

TOTAL LIABILITIES	$191,053	$169,668

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 59,434,838 shares issued and outstanding as of October 31, 2019 and July 31, 2019	$5,943	$5,943
Additional paid in capital	1,830,300	1,830,300
Foreign currency adjustment	(3,211)	8,727
Accumulated deficit	(1,168,332)	(975,996)
TOTAL STOCKHOLDERS’ EQUITY	$664,700	$868,974

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$855,753	$1,038,642

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE THREE MONTHS ENDED OCTOBER 31, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended October 31,
	2019	2018
REVENUE	$27,170	$-

COST OF REVENUE	(2,069)	-

GROSS PROFIT	25,101	-

REALISED GAIN ON FOREIGN EXCHANGE	-	-

UNREALISED LOSS ON FOREIGN EXCHANGE	-	-

OTHER INCOME	3,721	1,105

SELLING, GENERAL AND ADMINISTRATIVE AND OPERATING EXPENSES	(221,158)	(59,904)

LOSS BEFORE INCOME TAX	(192,336)	(58,799)

TAX PROVISION	-	-

NET LOSS	$(192,336)	$(58,799)

Other comprehensive income/(loss):
- Foreign currency translation adjustment	(11,938)	(2,406)

TOTAL COMPREHENSIVE LOSS	(204,274)	(61,205)

Net income/(loss) per share- Basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	59,434,838	58,505,000

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THREE MONTHS ENDED OCTOBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Three months ended 31 October 2019
	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of August 1, 2019	59,434,838	$5,943	$1,830,300	$8,727	$(975,996)	$868,974
Net loss for the period	-	-	-	-	(192,336)	$(192,336)
Foreign currency translation adjustment	-	$-	$-	$(11,938)	$-	$(11,938)
Balance as of October 31, 2019	59,434,838	$5,943	$1,830,300	$(3,211)	$(1,168,332)	$664,700

Three months ended October 31, 2018 (Unaudited)
	Common Stock		Additional	Accumulated Other		Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance as of August 1, 2018	58,505,000	$5,851	$900,554	$-	$(29,716)	$876,689
Foreign currency translation	-	-	-	(2,406)	-	(2,406)
Net loss	-	-	-	-	(58,799)	(58,799)
Balance as of October 31, 2018 (Unaudited)	58,505,000	$5,851	$900,554	$(2,406)	$(88,515)	$815,484

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended October 31
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(192,336)	$(58,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28,412	7,510
Changes in operating assets and liabilities:
Accounts receivables	277	-
Deposit & Prepayment	32,594	(17,455)
Other payables and accrued liabilities	(29,179)	13,690
Inventory	(4,640)	-
Amount due to related party	(5,884)	94,863
Amount due from related party	(10,460)	-
Deposit from franchisee	13,817	-
Net cash (used in)/ generate from operating activities	$(167,399)	$39,809

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	$(97,945)	$(40,580)
Net cash used in investing activities	$(97,945)	$(40,580)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	$42,631
Subscription receivables	-	800,000
Net cash provided by financing activities	$42,631	$800,000

Effect of exchange rate changes on cash and cash equivalents	(1,590)	(2,406)

Net change in cash and cash equivalents	(224,303)	796,823

Cash and cash equivalents, beginning of period	394,403	106,417
CASH AND CASH EQUIVALENTS, END OF PERIOD	$170,100	$903,240

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2019

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

Details of the Company’s subsidiary:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities

1.	MU Worldwide Group Limited	Seychelles, June 7, 2018	100 share of ordinary share of US$1 each	Investment holding

2.	MU Global Holding Limited	Hong Kong, January 30, 2018	1 ordinary share of HKD$1	Providing SPA and Wellness service in Hong Kong

3.	MU Global Health Management	Shanghai, August 16, 2018	RMB 7,400,300	Providing SPA and Wellness service in China

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2019

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2019

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2019

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

Foreign currencies translation (cont’d)

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended October 31
	2019	2018
Period-end RMB : US$1 exchange rate	7.04	6.97
Period-average RMB : US$1 exchange rate	7.09	6.87
Period-end HKD$ : US$1 exchange rate	7.84	7.84
Period-average HKD$ : US$1 exchange rate	7.84	7.84

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2019

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of October 31, 2019 are summarized below:

	As of October 31, 2019 (Unaudited)	As of July 31, 2019 (Audited)

Leasehold improvement	$148,982	$148,982
Computer hardware and software	129,301	129,301
Outlet equipment	45,755	8,423
Leasable equipment	193,415	132,802
[1]Outlet Design Fee and Equipment	21,123	21,123
[2]App Development Fee	37,413	37,413
Total	575,989	478,044
Accumulated depreciation	$(101,194)	$(72,444)
Foreign currency translation adjustment	(9,547)	463
Property, plant and equipment, net	$465,248	$406,063

1Outlet design fee is fee incurred for the outlet design concept to be follow by all the outlets or shops under the Company so to be a signage outlets of the company. As of October 31, 2019, the outlet design has not yet completed, therefore no depreciation has been provided.

2App development fee is fee incurred for the design and development of the mobile App for the Company. As of October 31, 2019, the app development has not yet completed, therefore no depreciation has been provided.

4. PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of the following at October 31, 2019 and July 31, 2019:

	As of October 31, 2019	As of July 31, 2019
Property, plant and equipment	$82,498	$-
Deposits	15,902	$99,244
Prepaid expenses	44,433	76,183
Total prepaid expenses and deposits	$142,833	$175,427

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2019

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

On July 26, 2018 the Company issued 250,000 shares of restricted common stock to one non-US resident at a price of $0.20 per share. Total proceeds from these sales of shares totalled $50,000 and went to the Company to be used as initial working capital.

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

As of October 31, 2019, MU Global Holding Limited has an issued and outstanding common share of 59,434,838.

6. INVENTORIES

	As of	As of
	October 31, 2019	July 31, 2019
Finished goods, at cost	$48,586	$43,946
Total inventories	$48,586	$43,946

7. DUE FROM RELATED PARTIES

	As of October 31, 2019 (Unaudited)	As of July 31, 2019 (Audited)

Tien Mu International Co., Ltd[1]	$10,460	$-
Total	10,460	-

1 Tien Mu International Co., Ltd is owned by Yen-Yen Niu, the director and chief executive officer of the Company. Tien Mu is the operating agent of the Company in Taiwan’s operation and collects the deposit from franchisee on behalf of the company.

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at October 31, 2019 and July 31, 2018:

	As of October 31, 2019	As of July 31, 2019
Accrued audit fees	$17,500	$15,000
Accrued professional fees	3,000	30,000
Accrued other expenses	43,176	22,127
Other payable and accrued liabilities	-	25,728
Total payables and accrued liabilities	$63,676	$92,855

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

9. DUE TO RELATED PARTIES

	As of October 31, 2019 (Unaudited)	As of July 31, 2019 (Audited)

Wu, Chun-Teh[1]	$38,727	$39,611
Hsieh, Chang-Chung[2]	-	5,000
	$38,727	$44,611

As of October 31, 2019, the balance $38,727 represented an outstanding payable to 1 related party.

1Wu, Chun-Teh is a shareholder of the Company, at the same time providing consultation services to the Company and also staff of the company have paid company operation expenses such as renovation cost, rental and staff salaries on behalf of Company.

2Hsieh, Chang-Chung is Chief Financial Officer (“Principal Financial Officer”, “Principal Accounting Officer”) of the company, and the amount represents the consultancy fee accrued.

The amounts due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

10. LOAN FROM DIRECTOR

	As of	As of
	October 31, 2019	July 31, 2019
Loan from Niu Yen-Yen	$42,631	$-
Total	$42,631	$-

The loan provided by director is unsecured, interest-free with no fixed repayment term, for working capital purpose. The amount is repayable on demand.

11. INCOME TAXES

For the three months ended October 31, 2019, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	Three months ended October 31, 2019
	2019	2018
Tax jurisdictions from:
Local	$(8,500)	(2,500)
Foreign, representing
- Seychelles	-	-
- Hong Kong	$(54,484)	(19,800)
- Shanghai	$(129,352)	(36,499)
Loss before income tax	$(192,336)	58,799)

The provision for income taxes consisted of the following:

	For the period ended October 31, 2019	For the year ended October 31, 2018
Current:
- Local	$-	$-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Seychelles, Hong Kong and Shanghai, PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of October 31, 2019, the operations in the United States of America incurred $265,391 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $55,732 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

12. CONCENTRATIONS OF RISK

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

13. COMMITMENTS AND CONTINGENCIES

On October 10, 2018, the Company has to enter into rental agreement to rent the outlet in Shanghai for a period of 5 years commencing October 15, 2018 amounted to $4,860 per month and payment to be conducted in advance on bi monthly basis.

As of October 31, 2019, the Company has the aggregate minimal rent payments due in the next 5 years as follows:

Year ending July, 31
2020	$57,702
2021	$57,702
2022	$57,702
2023	$57,702
Total	$230,808

On December 19, 2018, the company entered into a contract with supplier for the development of Mobile App which have not been completed during the three months ended October 31, 2019 with a capital commitment as follows:

As of October 31, 2019 (Unaudited)

Commitment for acquisition of Mobile App development	21,642

14. RELATED PARTY TRANSACTIONS

For the period ended October 31, 2019 the Company has following transactions with related parties:

	For the period ended October 31, 2019 (Unaudited)	For the year ended July 31, 2019 (Audited)
Professional fee paid:
- Related party A	$6,000	$200,000

Consultation fee paid:
- Related party B	$5,800	$23,200
- Related party C	$15,955	$34,800

Total	$27,755	$258,000

Related party A is the fellow subsidiaries of a corporate shareholder of the Company. Related party B and C are the shareholders of the Company.

For the year ended October 31, 2019, the Company incurred professional fees of $6,000 due to related party A. Related party B and C are the employees of the Company and have provided consultancy service for business operation.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after October 31, 2019 up through the date December 6, 2019 was the Company presented these audited consolidated financial statements.

On December 12, 2019, the Company resolved to close the initial public offering from the registration statement on Form S-1/A, dated April 30, 2019 that had been declared effective by the Securities and Exchange Commission on May 6, 2019. The Offering resulted in 150,713 shares of common stock being sold at $1.00 per share for a total of $150,713.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1 Amendment No.3, dated April 30, 2019, for the period ended October 31, 2019 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

3

Results of Operation

For the three months ended October 31, 2019 and 2018

Revenues

For the three months ended October 31, 2019 and 2018, the Company has generated revenue of $27,170 and $0 respectively. The revenue represented income from wellness and beauty services provided to customers and sales of products via Shanghai outlets and sharing of revenue from leasable equipment with business alliance and franchisee.

Cost of Revenue and Gross Margin

For the three months ended October 31, 2019 and 2018, cost incurred arise in providing wellness and beauty services is $2,069 and $0 respectively, and generate a Gross profits the for the three months ended October 31, 2019 and 2018 of $25,101 and $0.

Selling and marketing expenses

For the three months ended October 31, 2019 and 2018, we had incurred marketing expenses in the amount of $3,107 and $0 respectively. These expenses comprised of advertisement expenses on Wechat, mobile apps and public research on the market.

General and administrative expenses

For the three months ended October 31, 2019 and 2018, we had incurred general and administrative expenses in the amount of $218,051 and $59,904 respectively. These expenses are comprised of salary, allowance, professional fees, consultancy fee for IT and system management, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $3,721 and $1,105 as other income for the three months ended October 31, 2019 and 2018. This income is derived from the interest income.

Net Loss

Our net loss for three months ended October 31, 2019 and 2018 were $192,336 and $58,799. The net loss mainly derived from the general and administrative expenses incurred.

4

Liquidity and Capital Resources

As of October 31, 2019 and 2018, we had cash and cash equivalents of $170,100 and $903,240 respectively. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the three months ended October 31, 2019, we have met these requirements primarily from the receipt of subscription for convertible promissory note and share subscription from Initial Public Offering (IPO).

Cash Used In Operating Activities

For the three months ended October 31, 2019, net cash used in operating activities was $167,399 as compared to net cash generate from operating activities of $39,809 for the three months ended October 31, 2018. The increased in cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Provided In Financing Activities

For the three months ended October 31, 2019 and 2018, net cash provided by financing activities was $42,631 and $800,000 respectively. The financing cash flow performance primarily reflects the provision of long-term loan by director.

Cash Provided In Investing Activities

For the three months ended October 31, 2019 and 2018, the net cash used in investing activities was $96,854 and $40,580. The investing cash flow performance primarily reflects the purchase of property, plant and equipment.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of October 31, 2019.

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

5

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of October 31, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

7

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

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MU Global Holding Limited
(Name of Registrant)

Date: December 13, 2019	By:	/s/ NIU YEN YEN
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

Date: December 13, 2019	By:	/s/ HSIEH CHANG CHUNG
	Title:	Chief Financial Officer, (Principal Financial Officer, Principal Accounting Officer)

9