Form 10-Q
period 2020-01-31
MU GLOBAL HOLDING Ltd
filed 2020-04-27
CIK 1746119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended January 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-228847

MU GLOBAL HOLDING LIMITED

(Exact name of registrant issuer as specified in its charter)

Nevada	30-1089215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2020
Common Stock, $.0001 par value	59,434,838

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of January 31, 2020 (unaudited) and July 31, 2019 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three and Six Months Ended January 31, 2020 (unaudited) and January 31, 2019 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended January 31, 2020 (unaudited) and 2019 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2020(unaudited) and January 31, 2019 (unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements	F-6 - F-17
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-5
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES	6
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	7
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	7
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	7
ITEM 4	MINE SAFETY DISCLOSURES	7
ITEM 5	OTHER INFORMATION	7
ITEM 6	EXHIBITS	8
	SIGNATURES	9

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of January 31, 2020 (unaudited) and July 31, 2019 (audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three and Six Months Ended January 31, 2020 (unaudited) and January 31, 2019 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended January 31, 2020 (unaudited) and 2019 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2020 (unaudited) and January 31, 2019 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements	F-6 - F-17

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2020 AND JULY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	January 31, 2020	July 31, 2019
	Unaudited	Audited
ASSETS
NON CURRENT ASSETS
Property, plant and equipment	$508,121	$406,063
Leased asset- Right of use	235,635	-
	743,756	406,063

INTANGIBLE ASSET
Trademark	$25,514	$-
	25,514	-

CURRENT ASSETS
Cash and cash equivalents	$74,560	$394,403
Other receivables	23,491	18,803
Prepayments and deposits	143,205	175,427
Amount due from related parties	17,922	-
Inventories	49,286	43,946
Total Current Assets	$308,464	$632,579

TOTAL ASSETS	1,077,734	1,038,642

LIABILITIES AND STOCKHOLDERS’ EQUITY

NON-CURRENT LIABILITES
Leased liabilities	$179,510	$-
Total Non-Current Liabilities	179,510	-

CURRENT LIABILITIES
Loan from director	$115,324	$-
Leased liabilities	57,026	-
Loan from related party	43,246	-
Other payables and accrued liabilities	41,656	92,855
Amount due to related parties	39,285	44,611
Deposit from franchisee	38,544	32,202
Deposit from customers	14,415	-
Total Current Liabilities	$349,496	$169,668

TOTAL LIABILITIES	$529,006	$169,668

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 59,434,838 shares issued and outstanding as of JANUARY 31, 2020 and July 31, 2019	$5,943	$5,943
Additional paid in capital	1,830,300	1,830,300
Foreign currency adjustment	578	8,727
Accumulated deficit	(1,288,093)	(975,996)
TOTAL STOCKHOLDERS’ EQUITY	$548,728	$868,974

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,077,734	$1,038,642

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
REVENUE	$65,141	$3,631	$92,311	$3,631

COST OF REVENUE	(5,296)	(1,087)	(7,365)	(1,087)

GROSS PROFIT	$59,845	$2,544	$84,946	$2,544

OTHER INCOME	1,551	3	5,272	25

SELLING AND MARKETING EXPENSES	(14,615)	(18,227)	(17,722)	(18,227)

GENERAL AND ADMINISTRATIVE EXPENSES	(166,542)	(228,736)	(384,593)	(287,557)

LOSS BEFORE INCOME TAX	$(119,761)	$(224,416)	$(312,097)	$(303,215)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(119,761)	$(244,416)	$(312,097)	$(303,215)
Other comprehensive income/(expense):
- Foreign currency translation gain/(loss)	3,789	23,926	(8,149)	21,520

TOTAL COMPREHENSIVE LOSS	$(115,972)	$(220,490)	$(320,246)	(281,695)

Net loss per share- Basic and diluted	(0.0019)	(0.0038)	(0.0054)	(0.0048)

Weighted average number of common shares outstanding - Basic and diluted	59,434,838	58,505,000	59,434,838	58,505,000

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JANUARY 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Six Months Ended 31 January 2020 (Unaudited)
	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of August 1, 2019	59,434,838	$5,943	$1,830,300	$8,727	$(975,996)	$868,974
Net loss for the period	-	-	-	-	(312,097)	$(312,097)
Foreign currency translation adjustment	-	$-	$-	$(8,149)	$-	$(8,149)
Balance as of January 31, 2020	59,434,838	$5,943	$1,830,300	$578	$(1,288,093)	$548,728

Six Months Ended January 31, 2019 (Unaudited)
	Common Stock		Additional	Accumulated Other		Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance as of August 1, 2018	58,505,000	$5,851	$900,554	$-	$(29,716)	$876,689
Net loss for the period	-	-	-	-	(303,215)	(303,215)
Foreign currency translation adjustment	-	-	-	21,520	-	21,520
Balance as of January 31, 2019 (Unaudited)	58,505,000	$5,851	$900,554	$21,520	$(332,931)	$594,994

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six Months Ended January 31
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(312,097)	$(303,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82,928	20,787
Asset Write-off	4,264

Changes in operating assets and liabilities:

Other receivables	(4,688)	(4,727)
Deposit & Prepayment	32,222	(93,100)
Other payables and accrued liabilities	(51,199)	18,413
Inventory	(5,340)	-
Amount due to related party	(5,326)	99,363
Amount due from related party	(17,922)	-
Leased liabilities	(13,565)	-
Deposit from customer	14,415	-
Deposit from franchisee	6,342	-
Net cash used in operating activities	$(269,966)	$(262,479)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trademark	$(26,394)	$-
Purchase of property, plant and equipment	(178,406)	(325,061)
Net cash used in investing activities	$(204,800)	$(325,061)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	$115,324	-
Loam from related party	43,246	-
Subscription receivables	-	800,000
Net cash provided by financing activities	$158,570	$800,000

Effect of exchange rate changes on cash and cash equivalents	(3,647)	22,141

Net change in cash and cash equivalents	(319,843)	234,601

Cash and cash equivalents, beginning of period	394,403	106,417
CASH AND CASH EQUIVALENTS, END OF PERIOD	$74,560	$341,018

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2020

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2020

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Leases

Prior to November 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective November 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. (see Note 4 ).

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2020

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

Foreign currencies translation (cont’d)

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the six months ended January 31
	2020	2019
Period-end RMB : US$1 exchange rate	6.937	6.975
Period-average RMB : US$1 exchange rate	7.037	6.900
Period-end HKD$ : US$1 exchange rate	7.766	7.850
Period-average HKD$ : US$1 exchange rate	7.821	7.834

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2020

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of January 31, 2020 and July 31, 2019 are summarized below:

	As of January 31, 2020 (Unaudited)	As of July 31, 2019 (Audited)

Leasehold improvement	$148,982	$148,982
Computer hardware and software	129,301	129,301
Outlet equipment	97,646	8,423
Leasable equipment	222,125	132,802
Application development	37,413	37,413
Outlet Design Fee and Equipment1	16,859	21,123
Total	652,326	478,044
Accumulated depreciation	$(141,127)	$(72,444)
Foreign currency translation adjustment	(3,078)	463
Property, plant and equipment, net	$508,121	$406,063

1For the six months ended January 31, 2020, the company has reclassified and written-off $4,264 of Outlet Design Fee and equipment as expenses.

4. LEASE

The Company officially adopted ASC 842 for the period on and after November 1, 2019 as permitted by ASU 2016-02. ASC 842 originally required all entities to use a “modified retrospective” transition approach that is intended to maximize comparability and be less complex than a full retrospective approach. On July 30, 2018, the FASB issued ASU 2018-11 to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02 of which permits entities may elect not to recast the comparative periods presented when transitioning to ASC 842. As permitted by ASU 2018-11, the Company elect not to recast comparative periods, thusly.

As of November 1, 2019, the Company recognized approximately US$26,823, lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of November 1, 2019, with discounted rate of 4.15% adopted from People’s Bank of China as a reference for discount rate.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$271,328
Less: imputed interest	(21,228)
Initial recognition as of November 1, 2019	$250,100

As of January 31, 2020 operating lease right of use asset as follow:

Initial recognition as of November 1, 2019	$250,100
Accumulated amortization	(14,465)
Balance as of January 31, 2020	$235,635

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

As of January 31, 2020, operating lease liability as follow:

Initial recognition as of November 1, 2019	$250,100
Less: gross repayment	(16,058)
Add: imputed interest	2,494
Balance as of January 31, 2020	$236,536
Less: lease liability current portion	(57,026)
Lease liability non-current portion	$179,510

For the six months ended January 31, 2020, the amortization of the operating lease right of use asset are $14,465.

Maturities of operating lease obligation as follow:

Year ending
July 31, 2020 (6 months)	$28,143
July 31, 2021 (12 months)	59,127
July 31, 2022 (12 months)	63,493
July 31, 2023 (12 months)	68,100
July 31, 2024 (3 months)	17,673
Total	$236,536

Other information:

	Six months ended January 31,
	2020	2019
	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow from operating lease	$13,565	$-
Right-of-use assets obtained in exchange for operating lease liabilities	235,635
Remaining lease term for operating lease (years)	3.75	-
Weighted average discount rate for operating lease	4.15%	-

Lease expenses were $16,959 and $16,959 during the three and six months ended January 31, 2020, respectively. The Company adopt ASC 842 on and after November 1, 2019

5. TRADEMARK

	As of January 31, 2020 (Unaudited)	As of July 31, 2019 (Audited)
Trademark[1]	$26,394	$-
Accumulated amortization	(880)	-
Total trademark	$25,514	$-

1The trademarks are held under the company’s subsidiaries in Hong Kong and Shanghai, China.

6. PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of the following at January 31, 2020 and July 31, 2019:

	As of January 31, 2020 (Unaudited)	As of July 31, 2019 (Audited)
Deposits	$16,055	$16,144
Prepaid expenses	127,150	159,283
Total prepaid expenses and deposits	$143,205	$175,427

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2020

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

As of January 31, 2020, MU Global Holding Limited has an issued and outstanding common share of 59,434,838.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

8. INVENTORIES

	As of	As of
	January 31, 2020 (Unaudited)	July 31, 2019 (Audited)
Finished goods, at cost	$49,286	$43,946
Total inventories	$49,286	$43,946

9. DUE FROM RELATED PARTIES

	As of January 31, 2020 (Unaudited)	As of July 31, 2019 (Audited)

Tien Mu International Co., Ltd1	$17,922	$-
Total	$17,922	$-

1 Tien Mu International Co., Ltd is owned by Yen-Yen Niu, the director and chief executive officer of the Company. Tien Mu is the operating agent of the Company in Taiwan’s operation and collects the deposit from franchisee on behalf of the company.

10. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at January 31, 2020 and July 31, 2019:

	As of January 31, 2020 (Unaudited)	As of July 31, 2019 (Audited)
Accrued audit fees	$3,550	$15,000
Accrued professional fees	1,500	30,000
Accrued other expenses	16,856	22,127
Other payable and accrued liabilities	19,750	25,728
Total payables and accrued liabilities	$41,656	$92,855

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. DUE TO RELATED PARTIES

	As of January 31, 2020 (Unaudited)	As of July 31, 2019 (Audited)

Wu, Chun-Teh1	$39,285	$39,611
Hsieh, Chang-Chung2	-	5,000
	$39,285	$44,611

As of January 31, 2020, the balance $39,285 represented an outstanding payable to 1 related party.

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

The amounts due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

12. LOAN FROM DIRECTOR

	As of	As of
	January 31, 2020 (Unaudited)	July 31, 2019 (Audited)
Loan from Niu Yen-Yen	$115,324	$-
Total	$115,324	$-

The loan provided by director is unsecured, interest-free with no fixed repayment term, for working capital purpose. The amount is repayable on demand.

13. LOAN FROM RELATED PARTY

	As of	As of
	January 31, 2020 (Unaudited)	July 31, 2019 (Audited)
Hong Ting Network Technology (Xiamen) Limited1	$43,246	$-
Total	$43,246	$-

1Hong Ting Network Technology (Xiamen) Limited is wholly owned and managed by Ms Yen-Yen Niu, the CEO and director of the company. The loan is unsecured, interest free and repayable in May 2020.

14. INCOME TAXES

For the Six Months Ended January 31, 2020, the local (United States) and foreign components of income/ (loss) before income taxes were comprised of the following:

	Six Months Ended January 31,
	2020	2019
Tax jurisdictions from:
Local	$(20,346)	(107,377)
Foreign, representing
- Seychelles	-	-
- Hong Kong	$(62,921)	(38,753)
- Shanghai	$(228,830)	(157,085)
Loss before income tax	$(312,097)	(303,215)

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

The provision for income taxes consisted of the following:

	For the period ended January 31, 2020	For the year ended January 31, 2019
Current:
- Local	$-	$-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Seychelles, Hong Kong and Shanghai, PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of January 31, 2020, the operations in the United States of America incurred $277,237of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $58,220 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

15. CONCENTRATIONS OF RISK

(a) Major customers

One of the company customers’, Suo Wei Trading Limited accounted for 38% of the Company’s sales for the six months ended January 31, 2020.

(b) Major suppliers

For the six months ended January 31, 2020, the company has 3 major suppliers, Lucy Belle Beauty Product (Hangzhou) Limited, Foshan City Southsea Eastfield Limited, and Zhongshan City Xin Jiu Technology Co, which account for 43%, 16%, and 32% of the company’s purchase respectively.

(c) Major suppliers of property, plant and equipments

For the six months ended January 31, 2020, Zhongshan Shangrong Beauty Equipment Limited, Shanghai Jiangrong Commercial Service Centre, and Rongzi Co supplied 40%, 24%, and 30% of the company’s property, plant and equipment.

(d) Exchange rate risk

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

16. COMMITMENTS AND CONTINGENCIES

On December 19, 2018, the company entered into a contract with supplier for the development of Mobile App which have not been completed during the six months ended January 31, 2020 with a capital commitment as follows:

As of January 31, 2020 (Unaudited)

Commitment for acquisition of Mobile App development	$21,642
Add: Foreign currency translation adjustment	(740)
$20,902

17. RELATED PARTY TRANSACTIONS

For the period ended January 31, 2020 the Company has following transactions with related parties:

	For the period ended January 31, 2020 (Unaudited)	For the year ended July 31, 2019 (Audited)
Professional fee paid:
- Related party A	$12,000	$200,000

Consultation fee paid:
- Related party B	$17,400	$23,200
- Related party C	$43,530	$34,800

Total	$72,930	$258,000

Related party A is the fellow subsidiaries of a corporate shareholder of the Company. Related party B and C are the shareholders of the Company.

For the year ended January 31, 2020, the Company incurred professional fees of $12,000 due to related party A. Related party B and C are the employees of the Company and have provided consultancy service for business operation.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

18. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after January 31, 2020 up through the date April 16, 2020 was the Company presented these audited consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1 Amendment No.3, dated April 30, 2019, for the period ended January 31, 2020 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

3

Results of Operation

For the Six months ended January 31, 2020 and 2019

Revenues

For the six months ended January 31, 2020 and 2019, the Company has generated revenue of $92,311 and $3,631 respectively. The revenue represented income from wellness and beauty services provided to customers and sales of products via Shanghai outlets and sharing of revenue from leasable equipment with business alliance and franchisee.

Cost of Revenue and Gross Margin

For the six months ended January 31, 2020 and 2019, cost incurred arise in providing wellness and beauty services is $7,365 and $1,087 respectively, and generate a Gross profits the for the six months ended January 31, 2020 and 2019 of $84,946 and $2,544.

Selling and marketing expenses

For the six months ended January 31, 2020 and 2019, we had incurred marketing expenses in the amount of $17,722 and $18,227 respectively. These expenses comprised of advertisement expenses on Wechat, mobile apps and public research on the market, and travelling expenses.

General and administrative expenses

For the six months ended January 31, 2020 and 2019, we had incurred general and administrative expenses in the amount of $384,593 and $287,557 respectively. These expenses are comprised of salary, allowance, professional fees, consultancy fee for IT and system management, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $5,272 and $25 as other income for the six months ended January 31, 2020 and 2019. This income is derived from the interest income.

Net Loss

Our net loss for six months ended January 31, 2020 and 2019 were $312,097 and $303,215. The net loss mainly derived from the general and administrative expenses incurred.

4

Liquidity and Capital Resources

As of January 31, 2020 and 2019, we had cash and cash equivalents of $74,560 and $341,018 respectively. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the six months ended January 31, 2020, we have met these requirements primarily from the receipt of subscription for convertible promissory note and share subscription from Initial Public Offering (IPO).

Cash Used In Operating Activities

For the six months ended January 31, 2020, net cash used in operating activities was 269,996 as compared to net cash used in  operating activities of $262,479 for the six months ended January 31, 2019. The increased in cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Provided In Financing Activities

For the six months ended January 31, 2020 and 2019, net cash provided by financing activities was $158,570 and $800,000 respectively. The financing cash flow performance primarily reflects the provision of long-term loan by director and related party.

Cash Provided In Investing Activities

For the six months ended January 31, 2020 and 2019, the net cash used in investing activities was $204,800 and $325,061. The investing cash flow performance primarily reflects the purchase of property, plant and equipment and trademark.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of January 31, 2020.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of JANUARY 31, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of JANUARY 31, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended JANUARY 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MU Global Holding Limited
(Name of Registrant)

Date: April 27, 2020	By:	/s/ NIU YEN YEN
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

Date: April 27, 2020	By:	/s/ HSIEH CHANG CHUNG
	Title:	Chief Financial Officer, (Principal Financial Officer, Principal Accounting Officer)

9