Form 10-Q
period 2020-04-30
MU GLOBAL HOLDING Ltd
filed 2020-06-15
CIK 1746119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 30, 2020

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 15, 2020
Common Stock, $.0001 par value	59,434,838

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of April 30, 2020 (unaudited) and July 31, 2019 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three and Nine months Ended April 30, 2020 (unaudited) and April 30, 2019 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine months Ended April 30, 2020 (unaudited) and 2019 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Nine months Ended April 30, 2020(unaudited) and April 30, 2019 (unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements	F-6 - F-17
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-5
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES	6
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	7
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	7
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	7
ITEM 4	MINE SAFETY DISCLOSURES	7
ITEM 5	OTHER INFORMATION	7
ITEM 6	EXHIBITS	8
	SIGNATURES	9

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of April 30, 2020 (unaudited) and July 31, 2019 (audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three and Nine months Ended April 30, 2020 (unaudited) and April 30, 2019 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine months Ended April 30, 2020 (unaudited) and 2019 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Nine months Ended April 30, 2020 (unaudited) and April 30, 2019 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements	F-6 - F-17

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2020 AND JULY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	April 30, 2020	July 31, 2019
	Unaudited	Audited
ASSETS
NON CURRENT ASSETS
Property, plant and equipment	$464,841	$406,063
Leased asset- Right of use	217,065	-
	681,906	406,063

INTANGIBLE ASSET
Trademark	$24,854	$-
	24,854	-

CURRENT ASSETS
Cash and cash equivalents	$15,574	$394,403
Other receivables	23,070	18,803
Prepayments and deposits	129,156	175,427
Amount due from related parties	30,164	-
Inventories	48,403	43,946
Total Current Assets	$246,367	$632,579

TOTAL ASSETS	953,127	1,038,642

LIABILITIES AND STOCKHOLDERS’ EQUITY

NON-CURRENT LIABILITES
Leased liabilities	$161,518	$-
Total Non-Current Liabilities	161,518	-

CURRENT LIABILITIES
Trade payable	$5,599	$-
Loan from director	136,224	-
Leased liabilities	57,030	-
Loan from related party	42,471	-
Other payables and accrued liabilities	88,695	92,855
Amount due to related parties	38,581	44,611
Deposit from franchisee	47,735	32,202
Deposit from customers	14,157	-
Total Current Liabilities	$430,492	$169,668

TOTAL LIABILITIES	$592,010	$169,668

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding		-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 59,434,838 shares issued and outstanding as of APRIL 30, 2020 and July 31, 2019	$5,943	$5,943
Additional paid in capital	1,830,300	1,830,300
Foreign currency adjustment	(5,370)	8,727
Accumulated deficit	(1,469,756)	(975,996)
TOTAL STOCKHOLDERS’ EQUITY	$361,117	$868,974

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$953,127	$1,038,642

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended April 30,		Nine months Ended April 30,
	2020	2019	2020	2019
REVENUE	$2,216	$15,595	$94,527	$19,226

COST OF REVENUE	(4,977)	(6,986)	(12,342)	(8,073)

GROSS PROFIT	$(2,761)	$8,609	$82,185	$11,153

OTHER INCOME	1,698	53	6,970	78

SELLING AND MARKETING EXPENSES	(1,768)	(19,873)	(19,490)	(38,100)

GENERAL AND ADMINISTRATIVE EXPENSES	(178,832)	(219,554)	(563,425)	(507,111)

LOSS BEFORE INCOME TAX	$(181,663)	$(230,765)	$(493,760)	$(533,980)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(181,663)	$(230,765)	$(493,760)	$(533,980)
Other comprehensive income/(expense):
- Foreign currency translation gain/(loss)	(5,948)	2,342	(14,097)	23,862

TOTAL COMPREHENSIVE LOSS	$(187,611)	$(228,423)	$(507,857)	(510,118)

Net loss per share- Basic and diluted	(0.0003)	(0.0004)	(0.008)	(0.009)

Weighted average number of common shares outstanding - Basic and diluted	59,434,838	58,505,000	59,434,838	58,505,000

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED APRIL 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Nine months Ended April 30, 2020 (Unaudited)
	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of August 1, 2019	59,434,838	$5,943	$1,830,300	$8,727	$(975,996)	$868,974
Net loss for the period	-	-	-	-	(493,760)	$(493,760)
Foreign currency translation adjustment	-	$-	$-	$(14,097)	$-	$(14,097)
Balance as of April 30, 2020	59,434,838	$5,943	$1,830,300	$(5,370)	$(1,469,756)	$361,117

Nine months Ended April 30, 2019 (Unaudited)
	Common Stock		Additional	Accumulated Other		Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance as of August 1, 2018	58,505,000	$5,851	$900,554	$-	$(29,716)	$876,689
Net loss for the period	-	-	-	-	(533,980)	(533,980)
Foreign currency translation adjustment	-	-	-	23,863	-	23,863
Balance as of April 30, 2019 (Unaudited)	58,505,000	$5,851	$900,554	$23,862	$(563,696)	$366,571

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE AND  NINE MONTHS ENDED APRIL 30, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended April 30,		Nine months Ended April 30,
	2020	2019	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(181,663)	$(230,765)	$(493,760)	$(533,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,207	26,104	138,135	46,981
Asset Write-off	-	-	4,264	-

Changes in operating assets and liabilities:
Trade receivables	-	(8,524)	-	(8,524)
Other receivables	421	4,727	(4,267)	-
Deposit & Prepayment	14,049	(4,252)	46,271	(97,532)
Trade payable	5,599	-	5,599	-
Other payables and accrued liabilities	47,039	35,220	(4,160)	53,633
Inventory	883	-	(4,457)	-
Amount due to related party	(704)	(40,201)	(6,030)	59,162
Amount due from related party	(12,242)	-	(30,164)	-
Amount due to director	-	257	-	257
Leased liabilities	(13,504)	-	(27,069)	-
Deposit from customer	(258)	-	14,157	-
Deposit from franchisee	9,191	-	15,533	-
Net cash used in operating activities	$(75,982)	$(217,434)	$(345,948)	$(479,913)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of trademark	$-	$-	$(26,394)	$-
Purchase of property, plant and equipment	(2,693)	(8,988)	(181,099)	(334,049)
	$(2,693)	$(8,988)	$(207,493)	$(334,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from director	$20,899	$-	$136,223	$-
Loan from related party	(775)	-	42,471	-
Convertible promissory notes	-	779,125	-	779,125
Subscription receivables	-	-	-	800,000
	$20,124	$779,125	$178,694	$1,579,125

Effect of exchange rate changes on cash and cash equivalents	(435)	1,721	(4,082)	23,862

Net change in cash and cash equivalents	(58,986)	554,424	(378,829)	789,025

Cash and cash equivalents, beginning of period	74,560	341,018	394,403	106,417
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,574	$895,442	$15,574	$895,442

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-	$-	$-
Interest paid	$-	$-	$-	$-

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2020

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2020

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

Impairment of long-live assets

Long-lived assets primarily include trademark of the company. In accordance with the provision of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each fiscal year, or more frequently if indicators of impairment exist, such as significant sustained change in the business climate. The recoverability of long-lived assets is measured at the lowest level group. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the years presented.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2020

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2020

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

Foreign currencies translation (cont’d)

Translation of amounts from RMB, TWD, and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended April 30
	2020	2019
Period-end RMB : US$1 exchange rate	7.064	6.735
Period-average RMB : US$1 exchange rate	7.035	6.900
Period-end HKD$ : US$1 exchange rate	7.751	7.845
Period-average HKD$ : US$1 exchange rate	7.802	7.834
Period-end TWD: US$1 exchange rate	29.763	29.907
Period-average TWD: US$1 exchange rate	30.468	30.801

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2020

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of April 30, 2020 and July 31, 2019 are summarized below:

	As of April 30, 2020	As of July 31, 2019
	(Unaudited)	(Audited)
Leasehold improvement	$148,982	$148,982
Computer hardware and software	129,301	129,301
Outlet equipment	100,686	8,423
Leasable equipment	223,560	132,802
Application development	37,413	37,413
Outlet Design Fee and Equipment[1]	16,763	21,123
Total	656,705	478,044
Accumulated depreciation	$(181,981)	$(72,444)
Foreign currency translation adjustment	(9,883)	463
Property, plant and equipment, net	$464,841	$406,063

1For the nine months ended April 30, 2020, the company has reclassified and written-off $4,264 of Outlet Design Fee and equipment as expenses.

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

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$271,328
Less: imputed interest	(21,228)
Initial recognition as of November 1, 2019	$250,100

As of April 30, 2020 operating lease right of use asset as follow:

Initial recognition as of November 1, 2019	$250,100
Foreign exchange translation loss	(3,961)
Accumulated amortization	(29,074)
Balance as of April 30, 2020	$217,065

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

As of April 30, 2020, operating lease liability as follow:

Initial recognition as of November 1, 2019	$250,100
Less: Foreign exchange translation gain	(4,482)
Less: gross repayment	(31,825)
Add: imputed interest	4,755
Balance as of April 30, 2020	$218,548
Less: lease liability current portion	(57,030)
Lease liability non-current portion	$161,518

For the nine months ended April 30, 2020, the amortization of the operating lease right of use asset are $29,074.

Maturities of operating lease obligation as follow:

Year ending
July 31, 2020 (6 months)	$13,891
July 31, 2021 (12 months)	58,067
July 31, 2022 (12 months)	62,355
July 31, 2023 (12 months)	66,879
July 31, 2024 (3 months)	17,356
Total	$218,548

Other information:

	Nine months ended April 30,
	2020	2019
	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow from operating lease	$27,069	$-
Right-of-use assets obtained in exchange for operating lease liabilities	217,065
Remaining lease term for operating lease (years)	3.75	-
Weighted average discount rate for operating lease	4.15%	-

Lease expenses were $16,870 and $33,829 during the three and nine months ended April 30, 2020, respectively. The Company adopt ASC 842 on and after November 1, 2019

5. TRADEMARK

	As of April 30, 2020	As of July 31, 2019
	(Unaudited)	(Audited)
Trademark[1]	$26,394	$-
Accumulated amortization	(1,540)	-
Total trademark	$24,854	$-

1The trademarks are held under the company’s subsidiaries in Hong Kong and Shanghai, China.

6. PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of the following at April 30, 2020 and July 31, 2019:

	As of April 30, 2020	As of July 31, 2019
	(Unaudited)	(Audited)
Deposits	$16,513	$16,144
Prepaid expenses	112,643	159,283
Total prepaid expenses and deposits	$129,156	$175,427

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2020

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

As of April 30, 2020, MU Global Holding Limited has an issued and outstanding common share of 59,434,838.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

8. INVENTORIES

	As of April 30, 2020	As of July 31, 2019
	(Unaudited)	(Audited)
Finished goods, at cost	$48,403	$43,946
Total inventories	$48,403	$43,946

9. DUE FROM RELATED PARTIES

	As of April 30, 2020	As of July 31, 2019
	(Unaudited)	(Audited)

Tien Mu International Co., Ltd[1]	$30,164	$-
Total	$30,164	$-

1 Tien Mu International Co., Ltd is owned by Yen-Yen Niu, the director and chief executive officer of the Company. Tien Mu is the operating agent of the Company in Taiwan’s operation and collects the deposit from franchisee on behalf of the company.

10. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at April 30, 2020 and July 31, 2019:

	As of April 30, 2020	As of July 31, 2019
	(Unaudited)	(Audited)
Accrued audit fees	$7,100	$15,000
Accrued professional fees	3,000	30,000
Accrued other expenses	58,435	22,127
Other payable and accrued liabilities	20,160	25,728
Total payables and accrued liabilities	$88,695	$92,855

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. DUE TO RELATED PARTIES

	As of April 30, 2020	As of July 31, 2019
	(Unaudited)	(Audited)

Wu, Chun-Teh[1]	$38,581	$39,611
Hsieh, Chang-Chung[2]	-	5,000
	$38,581	$44,611

As of April 30, 2020, the balance $38,581 represented an outstanding payable to 1 related party.

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

The amounts due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

12. LOAN FROM DIRECTOR

	As of	As of
	April 30, 2020	July 31, 2019
	(Unaudited)	(Audited)
Loan from Niu Yen-Yen	$136,224	$-
Total	$136,224	$-

The loan provided by director is unsecured, interest-free with no fixed repayment term, for working capital purpose. The amount is repayable on demand.

13. LOAN FROM RELATED PARTY

	As of April 30, 2020	As of July 31, 2019
	(Unaudited)	(Audited)
Hong Ting Network Technology (Xiamen) Limited[1]	$42,471	$-
Total	$42,471	$-

1Hong Ting Network Technology (Xiamen) Limited is wholly owned and managed by Ms Yen-Yen Niu, the CEO and director of the company. The loan is unsecured, interest free and repayable in May 2020.

14. INCOME TAXES

For the Nine months Ended April 30, 2020, the local (United States) and foreign components of income/ (loss) before income taxes were comprised of the following:

	Nine months Ended April 30,
	2020	2019
Tax jurisdictions from:
Local	$(46,927)	(111,563)
Foreign, representing
- Seychelles	-	-
- Hong Kong	$(120,104)	(105,781)
- Shanghai	$(326,729)	(316,636)
Loss before income tax	$(493,760)	(533,980)

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

The provision for income taxes consisted of the following:

	For the period ended April 30, 2020	For the year ended April 30, 2019
Current:
- Local	$-	$-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Seychelles, Hong Kong and Shanghai, PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of April 30, 2020, the operations in the United States of America incurred $303,818 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $63,802 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

15. CONCENTRATIONS OF RISK

(a) Major customers

One of the company customers’, Suo Wei Trading Limited accounted for 37% of the Company’s sales for the nine months ended April 30, 2020.

(b) Major suppliers

For the nine months ended April 30, 2020, the company has 3 major suppliers, Lucy Belle Beauty Product (Hangzhou) Limited, Foshan City Southsea Eastfield Limited, and Zhongshan City Xin Jiu Technology Co, which account for 62%, 12%, and 23% of the company’s purchase respectively.

(c) Major suppliers of property, plant and equipments

For the nine months ended April 30, 2020, Zhongshan Shangrong Beauty Equipment Limited, Shanghai Jiangrong Commercial Service Centre, and Rongzi Co supplied 39%, 25%, and 30% of the company’s property, plant and equipment.

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

16. COMMITMENTS AND CONTINGENCIES

On December 19, 2018, the company entered into a contract with supplier for the development of Mobile App which have not been completed during the nine months ended April 30, 2020 with a capital commitment as follows:

As of April 30, 2020
(Unaudited)

Commitment for acquisition of Mobile App development	$21,642
Add: Foreign currency translation adjustment	(1,114)
$20,528

17. RELATED PARTY TRANSACTIONS

For the period ended April 30, 2020 the Company has following transactions with related parties:

	For the period ended April 30, 2020	For the year ended July 31, 2019
	(Unaudited)	(Audited)
Professional fee paid:
- Related party A	$16,500	$200,000

Consultation fee paid:
- Related party B	$31,229	$23,200
- Related party C	$73,346	$34,800

Total	$121,075	$258,000

Related party A is the fellow subsidiaries of a corporate shareholder of the Company. Related party B and C are the shareholders of the Company.

For the year ended April 30, 2020, the Company incurred professional fees of $16,500 due to related party A. Related party B and C are the employees of the Company and have provided consultancy service for business operation.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

18. SIGNIFICANT EVENTS

Imposition of lockdown and other restrictive measures

On 23 January 2020, the Chinese government imposed a lockdown in Wuhan and other cities in the province of Hubei in an effort to quarantine the center of an outbreak of COVID-19. The lockdown in the city of Wuhan has set a precedent to other cities, where other cities within the country has implemented respective restrictive measures, including outdoor restrictions and closed management of communities. Shanghai, where the Company primarily operates the business in, was put under closed managed communities on 10 February 2020. The Chinese economy did fully restart until April 2020.

Before the financial statements were made out, the Board of Directors had considered the impact of COVID-19 outbreak in China, which would have affected the financial position, performance and cash flow of the Company as ended on the reporting date thereon.

The Management concluded that the impact of non-adjusting events from the COVID-19 outbreak has not significantly affected the fair value of the financial assets or liabilities and non-financial assets of the Company, including the classification of current and non-current items that were presented on the reporting date.

19. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after April 30, 2020 up through the date June 4, 2020 was the Company presented these audited consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1 Amendment No.3, dated April 30, 2019, for the period ended April 30, 2020 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

3

Results of Operation

For the nine months ended April 30, 2020 and 2019

Revenues

For the nine months ended April 30, 2020 and 2019, the Company has generated revenue of $94,527 and $19,226 respectively. The revenue represented income from wellness and beauty services provided to customers and sales of products via Shanghai outlets and sharing of revenue from leasable equipment with business alliance and franchisee.

Cost of Revenue and Gross Margin

For the nine months ended April 30, 2020 and 2019, cost incurred arise in providing wellness and beauty services is $12,342 and $8,073 respectively, and generate a Gross profits the for the nine months ended April 30, 2020 and 2019 of $82,185 and $11,153.

Selling and marketing expenses

For the nine months ended April 30, 2020 and 2019, we had incurred marketing expenses in the amount of $19,490 and $38,100 respectively. These expenses comprised of advertisement expenses on Wechat, mobile apps and public research on the market, and travelling expenses.

General and administrative expenses

For the nine months ended April 30, 2020 and 2019, we had incurred general and administrative expenses in the amount of $563,425 and $507,111 respectively. These expenses are comprised of salary, allowance, professional fees, consultancy fee for IT and system management, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $6,970 and $78 as other income for the nine months ended April 30, 2020 and 2019. This income is derived from the interest income.

Net Loss

Our net loss for nine months ended April 30, 2020 and 2019 were $493,760 and $533,980. The net loss mainly derived from the general and administrative expenses incurred.

4

Liquidity and Capital Resources

As of April 30, 2020 and 2019, we had cash and cash equivalents of $15,574 and $895,442 respectively. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the nine months ended April 30, 2020, we have met these requirements primarily from the receipt of subscription for convertible promissory note and share subscription from Initial Public Offering (IPO).

Cash Used In Operating Activities

For the nine months ended April 30, 2020, net cash used in operating activities was 345,938 as compared to net cash used in operating activities of $479,913 for the nine months ended April 30, 2019. The decrease in cash used in operating activities was mainly due to higher sales and non-cash expenses adjustment for the period ended April 30, 2020, and reduction in prepayment and deposit.

Cash Provided In Financing Activities

For the nine months ended April 30, 2020 and 2019, net cash provided by financing activities was $178,694 and $1,579,125 respectively. The financing cash flow performance primarily reflects the provision of long-term loan by director and related party.

Cash Provided In Investing Activities

For the nine months ended April 30, 2020 and 2019, the net cash used in investing activities was $207,493 and $334,049. The investing cash flow performance primarily reflects the purchase of property, plant and equipment and trademark.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of April 30, 2020.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of APRIL 30, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of APRIL 30, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended APRIL 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MU Global Holding Limited
(Name of Registrant)

Date: JUNE 15, 2020	By:	/s/ NIU YEN YEN
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

Date: JUNE 15, 2020	By:	/s/ HSIEH CHANG CHUNG
	Title:	Chief Financial Officer, (Principal Financial Officer, Principal Accounting Officer)

9