Form 10-K
period 2020-07-31
MU GLOBAL HOLDING Ltd
filed 2020-10-30
CIK 1746119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended July 31, 2020

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

4F-1., No. 106, Chang’an W. Rd., Datong Dist.,

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

YES [  ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2020
Common Stock, $.0001 par value	59,434,838

MU Global Holding Limited

FORM 10-K

For the Fiscal Year Ended July 31, 2020

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

The Company, through its subsidiaries, mainly supplies high quality spa services and spa care products. Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	MU Worldwide Group Limited	Seychelles, June 7, 2018	100 shares of ordinary share of US$1 each	Investment holding	100%
2.	MU Global Holding Limited	Hong Kong, January 30, 2018	1 share of ordinary share of HKD$1 each	Providing SPA and Wellness service in Hong Kong	100%
3.	MU Global Health Management	Shanghai, August 16, 2018	RMB 7,400,300	Providing SPA and Wellness service in China	100%

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

Lastly, the essential requirement for business success in the Chinese market is to ensure and maintain a clear and transparent business model, which would result in effective collaboration between the company and its agent/franchisee, and consequently leads to efficient market operation and a win-win situation between the two parties.

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

The Company started offering bedrock bathing services in the Shanghai outlet in January 2019. Different service packages are designed for each tier of service, which include option for subscription-based treatments, and pay per services. The packages offer customers either the option of purchasing our treatments at a discounted price if they purchase in bundle, or they can pay for the service every time they use at normal price. The bundle comprises of 3 different number of visit per bundle i.e. 10 times visit package, 20 times visit package, and 30 times visit package. We have also implemented a member database for our bedrock bathing centre. Customers can join our membership at an attracting fee to enjoy the services provided at member price. In addition to that, the Company also allows customers to purchase the services package via online and WeChat.

4

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

Our Product

NVB Scent Diffuser

The negative oxygen ions essential oil diffuser distributes cold-sprayed essential oil particle to balance oxygen and negative ions in the air. The negative ions eliminate particles, and it’s called the vitamin in the air. The essential oil diffuser can purify air quality, and provide a natural aroma that relax the body. The essential oil diffuser has integrated the technology of “Never BAC anti-bacterial” that provides the effect of purification, anti-bacterial, second-hand smoke elimination, and deodorization.

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

Trademarks

The Company owned several trademarks registered under its subsidiaries in respective jurisdictions of which the subsidiaries operate in. Currently, the Company is also applying for trademarks in other jurisdictions it intends to expand its operation into.

Category	Registration Number	Trade Marks Logo	Ownership	Country	Effective Date and Duration
Trademark	304770982	[Class 35]	MU Global Holding Limited	Hong Kong	July 12, 2019 For 10 Years
Trademark	304770991	[Class 11,44]	MU Global Holding Limited	Hong Kong	June 20, 2019 For 10 Years

Trademark	14311788		MU Global Health Management	China	May 14, 2015 For 10 Years

		[Class 3]

Trademark	14311839		MU Global Health Management	China	May 14, 2015 For 10 Years

		[Class 3]

Trademark	34828880		MU Global Health Management	China	July 14, 2019 For 10 Years

		[Class 32]

Trademark	35094440		MU Global Health Management	China	July 28, 2019 For 10 Years

		[Class 35]

Trademark	34814157		MU Global Health Management	China	July 21, 2019 For 10 Years

		[Class 35]

Trademark	34821472		MU Global Health Management	China	July 14, 2019 For 10 Years

		[Class 44]

Trademark	34810654		MU Global Health Management	China	July 21, 2019 For 10 Years

Category	Registration Number	Trade Marks Logo	Ownership	Country	Effective Date and Duration

		[Class 10]

Trademark	38223024		MU Global Health Management	China	February 7, 2020 For 10 Years

		[Class 10]

Trademark	38234836		MU Global Health Management	China	January 14, 2020 For 10 years

		[Class 20]

Trademark	38229731		MU Global Health Management	China	January 14, 2020 For 10 years

		[Class 20]

Trademark	38246309		MU Global Health Management	China	February 21, 2020 For 10 years

		[Class 35]

Trademark	38238457		MU Global Health Management	China	January 14, 2020 For 10 years

		[Class 44]

Trademark	38244932		MU Global Health Management	China	January 14, 2020 For 10 years

		[Class 03]

Trademark	40201907290T		MU Global Holding Limited	Singapore	April 4, 2019 For 10 years

		[Class 03]

Trademark	1440029207		MU Global Holding Limited	Saudi Arabia	July 31, 2019 to April 11, 2029

Category	Registration Number	Trade Marks Logo	Ownership	Country	Effective Date and Duration

		[Class 44]

Trademark	1440029205		MU Global Holding Limited	Saudi Arabia	July 30, 2019 to April 10, 2029

		[Class 11]

Trademark	1440029204		MU Global Holding Limited	Saudi Arabia	July 30, 2019 to April 10, 2029

		[Class 03]

Trademark	314481		MU Global Holding Limited	United Arab Emirates	July 25, 2019 For 10 years

		[Class 44]

Trademark	314479		MU Global Holding Limited	United Arab Emirates	July 25, 2019 For 10 years

		[Class 11]

Trademark	314480		MU Global Holding Limited	United Arab Emirates	July 25, 2019 For 10 years

		[Class 35]

Trademark	304770982		MU Global Holding Limited	Hong Kong	December 14, 2018 For 10 years

Patent

On September 4, 2019, our subsidiary, MU Global Health Management (Shanghai) Limited made a patent application to China National Intellectual Property Administration (CNIPA) in regards to stone spa bed thermostatic control setting. On May 5, 2020, CNIPA officially granted the patent to MU Global Health Management (Shanghai) Limited for a duration period of 10 years, with an effective date from September 4, 2019.

Category	Registration Number	Thermostatic Control Setting Plan	Ownership	Country	Effective Date and Duration

Patent	ZL 2019 2 1458259.5		MU Global Health Management	China	September 4, 2019 For 10 Years

Patent	ZL 2019 2 1462066. 7		MU Global Health Management	China	August 28, 2020 For 10 Years

The setting displays a concept of thermostatic control for a stone spa bed, which includes a bed, a bed heating element, an energy part, a cover cabin, cover cabin’s opening/closing assembly, a thermostatic control device, and a thermostatic temperature adjustment device. Once the thermostatic temperature adjustment device sets the default temperature, the user can activate the bed heating element after lying down on the stone spa bed. Following the closure of the cover cabin, the bed heating element will start heating from the default temperature to the user’s ideal degree of temperature. Once the session completes, the thermostatic control device will reduce the heating efficiency to the default temperature in order to maintain the heat for the next session, which can largely reduce the heating time and electricity cost-saving.

Future Plan

Marketing Campaign and Publicity Enhancement

Under the group’s marketing development plan, the Company will implement actively the major projects launched by the group, including Omni channel marketing project and nationwide franchised program, which the Company aims to attract at least 1,000 franchised stores.

Since the opening of outlet shop in Shanghai, the shop has initiated the Omni-channel marketing projects, aiming to penetrate the market, and it has built a stronghold with the franchised stores and agents in multiple provinces across the country, including Shanghai, Zhejiang, Jiangsu, Sichuan, Shandong, Shanxi, Henan and Guangdong province. The initial expansion of operation is based on the business model of profit sharing, and through this model, the Company has managed to expand the Hot Stone Bath therapy service into different health and wellness service provider outlets in different cities. The outlets span across different sub-segment of the health and wellness industry, which include beauty centre, post-maternity care centre, as well as high-end beauty salon. The Company targets to achieve the Omni-channel marketing projects by 2021, and the nationwide franchised program is expected to be achieved by 2023.

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

Customers

For the year ended July 31, 2020, the Company has generated revenue amounted to $98,478 from customers under the ordinary course of business. The revenue mainly represented direct sales to outlet shop customers and profit sharing amongst agents and franchised stores.

Employees

As of July 31, 2020, the company has a total 6 employees in Shanghai China, with 2 of the employees based in the headquarter office and the rest stationed in the company’s outlet shop . At the moment, the company has adopted accountability system, hence management personnel has flexible working hours.

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

ITEM 2. PROPERTIES

We had a physical office in Shanghai with address of A310, No. 2633, Yan’an West Road, Changning District, Shanghai City, 200050, People Republic China in which the Company has commenced business operations from the office. This location has been rented by MU Global Health Management (Shanghai) Limited for a 12-month period from July 1, 2019 to June 30, 2020, for an initial down payment of RMB 35,000 and additional bi-monthly payments in the amount of RMB 35,000 over the course of the lease. The office lease ended on June 30, 2020.

In addition, we also have a physical outlet in Shanghai with address of 203, No. 193 Luo Jin Hui South Road, Minhang District, Shanghai City, 201103, People Republic China which renovation completed in January 2019 and we have started to provide our services to customers in Shanghai. This location has been rented by MU Global Health Management (Shanghai) Limited for a 5-year period from October 15, 2018 to October 14, 2023, for an initial down payment of RMB72,168 and additional bi-monthly payments in the amount of RMB 33,539 over the course of the lease.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

As of July 31, 2020, we had 59,434,838 shares of our Common Stock par value, $.0001 issued and outstanding. There were 139 beneficial owners of our Common Stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended July 31, 2020.

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

At present, we have a physical office in Shanghai with an address of A310, No. 2633, Yan’an West Road, Changning District, Shanghai City, 200050 People Republic China. In addition, we also have a physical outlet in Shanghai with address of 203, No. 193 Luo Jin Hui South Road, Minhang District, Shanghai City, 201103, People Republic China. In the future, we do not have definitive plans for which markets intend to expand to, but we base our operations in Shanghai, as we prepare for future unidentified expansion efforts.

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

Results of Operations

Revenues for the year ended July 31, 2020

The Company generated revenue of $98,478 and $38,905 for the year ended July 31, 2020 and 2019. The revenue represented income from wellness and beauty services provided to customers and sales of products via Shanghai outlets.

Cost of Revenue and Gross Margin

For the year ended July 31, 2020 and 2019, cost incurred in providing wellness and beauty services amounted to $10,718 and $13,191 respectively. Following the commencement of business operation in January 2018, the Company generated gross profits of $87,760 and $25,714 for the year ended July 31, 2020 and 2019.

Selling and Marketing Expenses

Selling and distribution expenses for the year ended July 31, 2020 and 2019 amounted to $25,668 and $88,795 respectively, comprising advertisement expenses on WeChat, mobile apps and market public research.

General and Administrative Expenses

General and administrative expenses for the year ended July 31, 2020 and 2019 amounted to $737,170 and $886,589 respectively, comprising salary, allowances, professional fees, consultancy fee for IT and system management, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $6,170 and $3,390 as other income for the year ended July 31, 2020 and 2019 respectively, being interest income.

Net Loss

Net loss for the year ended July 31, 2020 and 2019 amounted to $668,908 and $946,280 respectively. The decrease in net loss of $277,372 due to management have carried out strict control in expenses to reduce the general and administrative expenses incurred during the year ended July 31, 2020

Liquidity and Capital Resources

As of July 31, 2020 and 2019, we had working capital shortage of $465,433 and surplus of $462,911, consisting of cash and cash equivalents of $11,670 and $394,403 respectively. During the year ended July 31, 2020 and 2019, we had negative operating cash flows due to revenue is insufficient to cover the general and administrative expenses as the company still in the development stage of commercialize its services and products and also the impact of impact of COVID-19 outbreak in China, which further slow down the business development of the company.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the year ended July 31, 2020, the Company had met these requirements primarily from the financial support from director and related company.

Cash Used In Operating Activities

For the year ended July 31, 2020 and 2011, net cash used in and from operating activities was $393,131and $988,000 respectively.  The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Provided In Financing Activities

For the year ended July 31, 2020 and 2019, net cash provided by financing activities was $224,836 and $1,745,769 respectively . The financing cash flow performance primarily reflects are loan from director and related company.

Cash Used In Investing Activities

For the financial year ended July 31, 2020 and 2019, the net cash used in investing activities was $210,463 and $478,044 respectively.   The investing cash flow performance primarily reflects the purchase of plant , equipment and trademarks.

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

Inventories

Inventories consisting of products available for sell, are stated at the lower of cost or market value. Cost of inventory is determined using the first-in, first-out (FIFO) method. Inventory reserve is recorded to write down the cost of inventory to the estimated market value due to slow-moving merchandise and damaged goods, which is dependent upon factors such as historical and forecasted consumer demand, and promotional environment. The Company takes ownership, risks and rewards of the products purchased. Write downs are recorded in cost of revenues in the Consolidated Statements of Operations and Comprehensive Loss.

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

Expenditures for maintenance and repairs are expensed as incurred. The gain or loss on the disposal of property, plant and equipment is the difference between the net sale proceeds and the carrying amount of the relevant assets and is recognized in the Consolidated Statements of Operations and Comprehensive Loss.

Impairment of long-live assets

Long-lived assets primarily include trademark of the Company. In accordance with the provision of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each fiscal year, or more frequently if indicators of impairment exist, such as significant sustained change in the business climate. The recoverability of long-lived assets is measured at the lowest level group. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the years presented.

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

For the year ended July 31, 2020, the Company has generated revenue of $98,478 and continuously incurred a net loss of $668,908. As of July 31, 2020, the Company suffered an accumulated deficit of $1,644,904. The Company’s ability to continue as a going concern is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern

Net loss per share

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

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the Consolidated Statements of Operations and Comprehensive Loss.

The reporting currency of the Company and its subsidiary is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$.

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive loss within the statements of shareholders’ equity.

Translation of amounts from RMB, TWD and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended July 31,
	2020	2019

Year-end RMB : US$1 exchange rate	6.976	6.884
Year-average RMB : US$1 exchange rate	7.043	6.836
Year-end HK$ : US$1 exchange rate	7.750	7.828
Year-average HK$ : US$1 exchange rate	7.790	7.837
Year-end TWD : US$1 exchange rate	29.361	31.108
Year-average TWD : US$1 exchange rate	30.269	30.895

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As required by the standard, the Company will adopt the provisions of the new standard effective November 1, 2019, using the required modified retrospective approach. We believe the adoption will not have a material impact on our financial statements.

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

As of July 31, 2020, the management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the management concluded that during the year covered by this Report, internal controls and procedures overall were not effective. This was due to the deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of July 31, 2020.

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

As a result of the material weaknesses described above, the management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2020 based on the criteria established in Internal Control—Integrated Framework issued by COSO.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	We plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function. The accounting personnel is responsible for reviewing the financing activities, facilitating the approval of the financing, recording the information regarding the financing, and submitting SEC filing related documents to our legal counsel in order to comply with the filing requirements of SEC.

2.	We intend to add staff members to our management team to make sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2020.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the year covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Niu Yen-Yen	45	Chief Executive Officer, President, Secretary, Treasurer, Director
Hsieh Chang-Chung	59	Chief Financial Officer

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Niu Yen-Yen - President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director

In 2014, Ms. Niu Yen-Yen received Master of Business Administration program from Aalto University Executive Education, Taiwan. From 1997 to 2006, Ms. Niu Yen-Yen served as the Business Development Director at Serax International Limited in Hong Kong, a multilevel marketing business.

Ms. Niu serves as Chief Executive Officer of Yu Qing International Co., Ltd. in Taiwan since 2006 and continues to hold this position at present. In 2006, when she first started this company, she became an agent to perfume brands such as, Calvin Klein, Clive Christian, Dior, Versace, Chanel, Hermes, Kenzo, Bvlgari, Jimmy Choo etc. In 2010, Ms. Niu has held over 500 sales events all over famous shopping malls and hotels. In 2012, she developed a retail brand called “Idol Beauty”. It provides various beauty care, organic skin care and cosmetic products. In 2013, she set up “Day More” as the first stone spa brand in Taiwan. In the same year, she worked with Horien Biochemical Technology Co., Ltd. to develop and apply patent beauty care products such as Antirincle and Biofresh.

In 2016, Ms. Niu opened a new business called Mu Chuan International Company Limited, a multilevel marketing business. In 2017, Ms. Niu established a cross-border e-commerce business, https://www.magicgo99.com, in order to reach consumers globally.

Ms. Niu Yen-Yen’s experience in corporate management and business development has led the Board of Directors to reach the conclusion that she should serve as President, Chief Executive Officer and Director of the Company.

Hsieh Chang-Chung- Chief Financial Officer

In 1985, Mr. Hsieh Chang-Chung received Master of Business Administration from Chung Yuan Christian University, Taiwan. From 1989 to 1992, Mr, Hsieh worked as the Special Assistant to the Chairman of Fu-I Industrial Group, a listed company in Taipei Stock Exchange. He served as the Co-Founder and Executive Vice President of Quanton Optronics Inc. from November 1992 to December 1993. Mr. Hsieh had also served as the Controller of UTC Co., Ltd from 1994 to 1995. From 1995 to 1998, Mr. Hsieh served as the Chief Staff of the CEO Office in EMI. Ltd., which is a listed company in Taipei Stock Exchange. He also served as the Vice President of Far Eastern VC Investment Co., Ltd from 1997 to 2006.

From 1999 to 2008, Mr. Hsieh served as the Chief Financial Officer and Senior Vice President of Eastern Multimedia Co., Ltd. (which was renamed to Kbro Co., Ltd. in 2006) in Taiwan. He then served as the Vice President and Chief Investment Officer of Head Office in Eastern Media International Group (EMI) from 2008 to 2016. From 2016 to present, Mr. Hsieh has served as the Senior Consultant of Eastern Media International Group (EMI) in Taiwan.

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

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of external auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company review the Company’s internal accounting controls, practices and policies.

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

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors has evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year July 31, 2020, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Niu Yen Yen, Chief Executive Officer, President, Secretary, Treasurer, Director	For the year ended July 31, 2020	-	-	-	-	-	-	-	-
	For the year ended July 31, 2019	-	-	-	-	-	-	-	-

Hsieh Chang- Chung, Chief Financial Officer	For the year ended July 31, 2020	97,937	-	-	-	-	-	-	97,937
	For the year ended July 31, 2019	35,000	-	-	-	-	-	-	35,000

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

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executives or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 31, 2020, the Company has 59,434,838 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of July 31, 2020 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Niu Yen-Yen, Chief Executive Officer (“Principal Executive Officer”), President, Secretary, Treasurer and Director	21,839,369	36.75%	36.75%
Server Int’l Co., Ltd[1]	10,100,000	16.99%	16.99%
Hsieh Chang-Chung, Chief Financial Officer (“Principal Financial Officer” and “Principal Accounting Officer”)	200,000	0.34%	0.34%
All of executive officers and director as a group	32,139,369	54.08%	54.08%

5% or greater shareholders (excluding officers/directors)
Su-Fen, Chang	5,000,000	8.41%	8.41%
Chun-Ying, Chang	4,300,000	7.23%	7.23%

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

During the year ended July 31, 2018 the Company paid $8,000 to Greenpro Financial Consulting Limited for professional services.

On July 10, 2018, Server Int’l Co., Ltd., which is owned and controlled by our CEO, Ms. Niu Yen-Yen, sold 200,000 shares of restricted common stock at par value of $0.0001 per share to our Chief Financial Officer, Hsieh Chang-Chung.

From August 1, 2018 to December 13, 2018, Ms. Niu Yen-Yen, the sole director and CEO of the Company has transferred 1,557,800 shares of common stock to 16 non-US residents.

During the year ended July 31, 2020 and July 31, 2019 the Company paid $21,600 and $200,000 to Greenpro Financial Consulting Limited for professional services respectively.

Related Party Transactions

Related party transactions as of July 31, 2020 and 2019 are as per table below:

	Year ended July 31, 2020	Year ended July 31, 2019
	(Audited)	(Audited)
Professional fee paid:
- Related party A	$44,052	$200,000

Consultation fee paid:
- Related party B	$2,893	$23,200
- Related party C	$47,135	$34,800

Total	$94,080	$258,000

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

	Year ended July 31, 2020	Year ended July 31, 2019
Audit fees	$23,900	$15,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$23,900	$15,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of MU Global Holding Limited and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

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

MU GLOBAL HOLDING LIMITED.
(Name of Registrant)

Date: October 30, 2020	By:	/s/ NIU YEN YEN
	Title:	Chief Executive Officer,
President, Director, Secretary and Treasurer
(Principal Executive Officer)

Date: October 30, 2020	By:	/s/ HSIEH CHANG CHUNG
	Title:	Chief Financial Officer
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

50400, Kuala Lumpur, Malaysia.

Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of MU Global Holding Limited.

4F-1., No. 106, Chang’an W. Rd.,

Datong Dist., Taipei City,

103 Taiwan (R.O.C.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MU Global Holding Limited. (the ‘Company’) as of July 31, 2020 and July 31, 2019, and the related consolidated statements of operation and comprehensive, stockholders’ equity, and cash flows for the each of two years in the year ended of July 31, 2020 and July 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as July 31, 2020 and July 31, 2019, and the results of its operations and its cash flows for each of two years in the year ended July 31, 2020 and July 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, for the year ended July 31, 2020 the has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since 2018.

/s/Total Asia Associates PLT
TOTAL ASIA ASSOCIATES PLT

Kuala Lumpur, Malaysia

October 30, 2020

MU GLOBAL HOLDING LIMITED.

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of July 31,
	2020	2019
ASSETS
NON-CURRENT ASSETS
Property, plant and equipment	$429,261	406,063
Leased asset – Right of use	198,514	-

	627,775	406,063

INTANGIBLE ASSET
Patent & Trademark	$25,779	-

	653,554	-

CURRENT ASSETS
Other receivables	$193	$18,803
Prepayments and deposits	113,463	175,427
Amount due from related party	12,920	-
Inventories	51,798	43,946
Cash and cash equivalents	11,670	394,403

Total current assets	190,044	632,579

TOTAL ASSETS	$843,598	$1,038,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
NON-CURRENT LIABILITIES
Leased liabilities	$148,431	$-

	148,431	-
CURRENT LIABILITIES
Other payables and accrued liabilities	57,643	92,855
Amounts due to related parties	85,142	44,611
Deposit from franchisees	42,624	32,202
Deposit from customers	38,148	-
Loan from Director	176,097	-
Loan from related party	48,739	-
Leased liabilities	58,796	-

Total current liabilities	507,189	169,668

TOTAL LIABILITIES	$655,620	$169,668

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 59,434,838 and 59,434,838 shares issued and outstanding as of July 31, 2020 and July 31, 2019 respectively	5,943	5,943
Additional paid-in capital	1,830,300	1,830,300
Foreign currency adjustment	(3,361)	8,727
Accumulated deficit	(1,644,904)	(975,996)

Total Stockholders’ Equity	187,978	868,974

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$843,598	$1,038,642

See accompanying notes to consolidated financial statements.

MU GLOBAL HOLDING LIMITED.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR YEARS ENDED JULY 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended July 31, 2020	For the year ended July 31, 2019
REVENUE	$98,478	$38,905

COST OF REVENUE	(10,718)	(13,191)

GROSS PROFIT	87,760	25,714

OTHER INCOME	6,170	3,390

SELLING AND MARKETING EXPENSES	(25,668)	(88,795)

GENERAL AND ADMINISTRATIVE EXPENSES	(737,170)	(886,589)

LOSS BEFORE INCOME TAX	(668,908)	$(946,280)

INCOME TAXES PROVISION	-	-

NET LOSS	(668,908)	(946,280)

Other comprehensive (loss)/ income:
- Foreign exchange translation (loss)/ gain	(12,088)	8,727

TOTAL COMPREHENSIVE LOSS	$(680,996)	$(937,553)

Net loss per share - Basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	59,434,838	58,716,526

See accompanying notes to consolidated financial statements.

MU GLOBAL HOLDING LIMITED.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEARS ENDED JLUY 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON SHARES		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of Shares	Amount
Balance as of August 1, 2018	58,505,000	$5,851	$900,554	$-	$(29,716)	$876,689
Issuance of common share through conversion of convertible notes	779,125	78	779,047	-	-	779,125
Issuance of common share through Initial Public Offering	150,713	14	150,699	-	-	150,713
Net loss for the year	-	-	-	-	(946,280)	(946,280)
Foreign currency translation adjustment	-	-	-	8,727	-	8,727

Balance as of July 31, 2019	59,434,838	$5,943	$1,830,300	$8,727	$(975,996)	$868,974
Net loss for the year	-	-	-	-	(668,908)	(668,908)
Foreign currency translation adjustment	-	-	-	(12,088)	-	(12,088)

Balance as of July 31, 2020	59,434,838	$5,943	$1,830,300	$(3,361)	$(1,644,904)	$187,978

See accompanying notes to consolidated financial statements

MU GLOBAL HOLDING LIMITED.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR YEARS ENDED JULY 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended July 31, 2020	For the year ended July 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(668,908)	$(946,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	192,151	72,444
Asset written-off	20,810	-
Changes in operating assets and liabilities:
Trade receivables	(193)	-
Other receivables	18,804	(18,803)
Prepayments and deposits	44,167	(167,473)
Amount due from related parties	(12,920)	-
Inventories	(7,851)	(43,946)
Other payables and accrued liabilities	(35,756)	83,855
Amount due to related parties	41,076	-
Leased liabilities	(33,523)	-
Deposit from franchisees	10,864	32,203
Deposit from customers	38,148	-

Net cash used in operating activities	$(393,131)	$(988,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of trademark	$(28,138)	$-
Purchase of property, plant and equipment	(182,325)	(478,044)
Net cash used in investing activities	$(210,463)	$(478,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share capital at par value	$-	$929,841
Subscription receivables	-	800,000
Loan from Director	176,097	(8,001)
Loan from related party	48,739	23,929
Net cash from financing activities	$224,836	$1,745,769

Effect of exchange rate changes on cash and cash equivalents	(3,975)	8,261

Net change in cash and cash equivalents	(382,733)	287,986

Cash and cash equivalents, beginning of year	$394,403	$106,417

CASH AND CASH EQUIVALENTS, END OF YEAR	$11,670	$394,403
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

MU GLOBAL HOLDING LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2020 AND 2019

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

On June 29, 2018, the Company acquired 100% interest in MU Worldwide Group Limited, a private limited liability company incorporated in Seychelles and its subsidiary MU Global Holding Limited, a private limited liability company incorporated in Hong Kong. On August 16, 2018, MU Global Holding Limited incorporated a wholly owned subsidiary in Shanghai, People Republic of China under the name of MU Global Health Management (Shanghai) Limited.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended July 31, 2020, the Company incurred a net loss of $668,908 which raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Details of the Company’s subsidiary:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held
1.	MU Worldwide Group Limited	Seychelles, June 7, 2018	100 shares of ordinary share of US$1 each	Investment holding	100%
2.	MU Global Holding Limited	Hong Kong, January 30, 2018	1 share of ordinary share of HK$1	Providing SPA and wellness service in Hong Kong	100%
3.	MU Global Health Management (Shanghai) Limited	Shanghai, August 16, 2018	RMB 7,400,300	Providing SPA and wellness service in China	100%

MU GLOBAL HOLDING LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Business Overview

MU Global is a beauty and wellness company, providing SPA and wellness service and also SPA related products to the customers. The services provided are designed to improve the overall health system and body function.

Since the establishment, the Company has been focusing to expand in the Chinese market, with other country also under consideration as target destinations. As an emerging industry in China, the beauty and wellness industry is still in the early stage as there is a huge potential for the industry to growth significantly. According to a report published by the Chinese State Department, the beauty and wellness industry of the country is expected reach the market value of China 8 trillion Chinese Yuan by 2020, accounting for 6.5% of the country Gross Domestic Product (GDP).

China has large territory, population, diverse ethnicity and cultural background. As such, it has resulted in different consumer orientations in different cities and townships across the country, which is particularly challenging to tackle the consumer market with a single business model.

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

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated upon consolidation.

MU GLOBAL HOLDING LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2020 AND 2019

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

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, the Company recognizes revenue from sales of goods when the following four revenue criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) selling price is fixed or determinable; and (4) collectability is reasonably assured.

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

Expenditures for maintenance and repairs are expensed as incurred. The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the Consolidated Statements of Operations and Comprehensive Loss.

MU GLOBAL HOLDING LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Impairment of long-live assets

Long-lived assets primarily include trademark of the Company. In accordance with the provision of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each fiscal year, or more frequently if indicators of impairment exist, such as significant sustained change in the business climate. The recoverability of long-lived assets is measured at the lowest level group. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the years presented.

Leases

Prior to November 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective November 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods (see Note 5).

Inventories

Inventories consisting of products available for sell, are stated at the lower of cost or market value. Cost of inventory is determined using the first-in, first-out (FIFO) method. Inventory reserve is recorded to write down the cost of inventory to the estimated market value due to slow-moving merchandise and damaged goods, which is dependent upon factors such as historical and forecasted consumer demand, and promotional environment. The Company takes ownership, risks and rewards of the products purchased. Write downs are recorded in cost of revenues in the Consolidated Statements of Operations and Comprehensive Loss.

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

For the year ended July 31, 2020, the Company has generated revenue of $98,478 and continuously incurred a net loss of $668,908. As of July 31, 2020, the Company suffered an accumulated deficit of $1,644,904. The Company’s ability to continue as a going concern is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

FOR THE YEARS ENDED JULY 31, 2020 AND 2019

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

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the Consolidated Statements of Operations and Comprehensive loss.

The reporting currency of the Company and its subsidiary is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive loss within the statements of stockholders’ equity.

Translation of amounts from RMB, TWD and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended July 31,
	2020	2019
Year-end RMB : US$1 exchange rate	6.976	6.884
Year-average RMB : US$1 exchange rate	7.043	6.836
Year-end HK$ : US$1 exchange rate	7.750	7.828
Year-average HK$ : US$1 exchange rate	7.790	7.837
Year-end TWD : US$1 exchange rate	29.361	31.108
Year-average TWD : US$1 exchange rate	30.269	30.895

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

FOR THE YEARS ENDED JULY 31, 2020 AND 2019

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As required by the standard, the Company will adopt the provisions of the new standard effective November 1, 2019, using the required modified retrospective approach. We believe the adoption will not have a material impact on our financial statements.

MU GLOBAL HOLDING LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2020 AND 2019

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

On July 9, 2018, GreenPro Asia Strategic SPC and GreenPro Venture Capital Limited subscribed 2,835,000 and 2,165,000 restricted shares of common stock of the Company, respectively, at par value of $0.0001 per share. The monies from these transactions, which totalled $500, went to the Company to be used as initial working capital.

From July 9, 2018 to July 10, 2018 the Company issued a total of 2,150,000 shares of restricted common stock to three non-US residents. Shares were sold at par value, $0.0001 per share. Total proceeds from these shares totalled $215 and went to the Company to be used as initial working capital.

On July 10, 2018, Server Int’l Co., Ltd, a Company solely controlled and owned by the CEO, transferred 1,500,000 shares of common stock to 8 non-US residents.

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

From August 1, 2018 to December 13, 2018, Ms. Niu Yen-Yen, the CEO of the Company, transferred 1,557,800 shares of common stock to 16 non-US residents.

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

As of July 31, 2020, the Company has an issued and outstanding common share of 59,434,838.

MU GLOBAL HOLDING LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. PROPERTY, PLANT AND EQUIPMENT

	As of July 31, 2020	As of July 31, 2019
	(Audited)	(Audited)
Leasehold improvement	$148,982	148,982
Computer hardware and software	129,301	129,301
Office equipment	100,686	8,423
Leasable equipment	223,560	132,802
Outlet design fee and equipment[1]	16,763	21,123
Application development fee	37,413	37,413
Total	656,705	478,044
Accumulated depreciation[2]	(220,001)	(72,444)
Foreign currency translation adjustment	(7,443)	463
Property, plant and equipment, net	$429,261	406,063

1 For the year ended July 31, 2020, the Company has reclassified and written-off $4,259 of outlet design fee and equipment as expenses.

2 Depreciation expense for the year ended July 31, 2020 and July 31, 2019 was $147,557 and $72,444 respectively.

5. LEASE

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

As of November 1, 2019, the Company recognized approximately US$26,823 lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of November 1, 2019, with discount rate of [4.15]% adopted, being the loan prime rate of People’s Bank of China, as a reference for discount rate.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$271,328
Less: imputed interest	(21,228)
Initial recognition as of November 1, 2019	$250,100

As of July 31, 2020, the operating lease right of use asset as follow:

Initial recognition as of November 1, 2019	$250,100
Effect of translation exchange	(9,351)
Accumulated amortisation	(42,235)
Balance as of July 31, 2020	$198,514

As of July 31, 2020, the operating lease liability as follow:

Initial recognition as of November 1, 2019	$250,100
Effect of translation exchange	$(4,482)
Less: gross repayment	$(43,254)
Add: imputed interest	$4,863
Balance as of July 31, 2020	$207,227
Less: lease liability, current	$(58,796)
Lease liability, non-current	$148,431

MU GLOBAL HOLDING LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the year ended July 31, 2020, the amortization of the operating lease right of use asset was $42,235. As the Company adopt ASC 842 on and after November 1, 2019, the Company did not incur nor accrue any amortization of operating lease right of use asset for the year ended July 31, 2019.

Maturities of operating lease obligation as follow:

Year ending
July 31, 2021 (12 months)	58,796
July 31, 2022 (12 months)	63,138
July 31, 2023 (12 months)	67,719
July 31, 2024 (3 months)	17,574
Total	$207,227

Other information:

	Year ended	Year ended
	July 31, 2020	July 31, 2019
	(Audited)	(Audited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$33,523	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$198,514	$-
Remaining lease term for operating lease (years)	3.25	-
Weighted average discount rate for operating lease	4.15%	-

Lease expenses were $47,098 during the year ended July 31, 2020. As the Company adopted ASC 842 on and after November 1, 2019, the Company did not incur nor accrue any lease expenses for the year ended July 31, 2019.

6. TRADEMARK

	As of	As of
	July 31, 2020	July 31, 2019
	(Audited)	(Audited)
Trademark[1]	$28,138	$-
Accumulated amortization	(2,359)	-
Trademark, net	$25,779	$-

1 The trademarks are held under the Company’s subsidiaries in Hong Kong and Shanghai, China.

7. PREPAYMENTS AND DEPOSITS

	As of	As of
	July 31, 2020	July 31, 2019
	(Audited)	(Audited)
Prepayments	$47,075	$159,283
Deposits	66,388	16,144
Total prepayments and deposits	$113,463	$175,427

8. AMOUNT DUE FROM RELATED PARTY

	As of	As of
	July 31, 2020	July 31, 2019
	(Audited)	(Audited)
Tien Mu International Co., Ltd[1]	$12,920	$-
Total amount due from related party	$12,920	$-

1 Tien Mu International Co., Ltd is owned by Ms. Niu Yen-Yen, the Director and Chief Executive Officer of the Company. Tien Mu International Co., Ltd is an operating agent of the Company’s operation in Taiwan, which collects deposits from franchisees on behalf of the Company.

9. INVENTORIES

	As of	As of
	July 31, 2020	July 31, 2019
	(Audited)	(Audited)
Finished goods, at cost	$51,798	$43,946
Total inventories	$51,798	$43,946

10. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of	As of
	July 31, 2020	July 31, 2019
	(Audited)	(Audited)
Other payables	$38,643	$25,728
Accrued audit fees	14,000	15,000
Accrued professional fees	5,000	30,000
Accrued other expenses	-	22,127
Total other payables and accrued liabilities	$57,643	$92,855

MU GLOBAL HOLDING LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

11. AMOUNT DUE TO RELATED PARTIES

	As of July 31, 2020	As of July 31, 2019
	(Audited)	(Audited)
Wu, Chun-Teh[1]	$40,066	$39,611
Hsieh, Chang-Chung[2]	44,576	5,000
	$85,142	$44,611

As of July 31, 2020, the balance $85,142 represented an outstanding payable to related parties.

1 Wu, Chun-the is a shareholder of the Company, at the same time providing consultation services to the Company and also staff of the Company, have paid operational expenses such as renovation cost, rental and staff salaries on behalf of the Company.

2 Hsieh, Chang-Chung is the Chief Financial Officer (“Principal Financial Officer”, “Principal Accounting Officer”) of the Company, and the amount represents the consultancy fee accrued.

The amounts due to related parties are unsecured, interest-free with no fixed repayment term and for working capital purpose.

12. LOAN FROM DIRECTOR

	As of July 31, 2020	As of July 31, 2019
	(Audited)	(Audited)
Niu Yen-Yen	$176,097	$-
Total loan from Director	$176,097	$-

The loan from Director is unsecured, interest-free with repayable term in March 2021 to May 2021. The loan is for working capital purpose.

13. LOAN FROM RELATED PARTY

	As of July 31, 2020	As of July 31, 2019
	(Audited)	(Audited)
Hong Ting Network Technology (Xiamen) Limited[1]	$48,739	$-
Total loan from related party	$48,739	$-

1 Hong Ting Network Technology (Xiamen) Limited is wholly-owned by Ms. Niu Yen-Yen, who is also the Director and Chief Executive Officer of the Company. The loan is unsecured, interest-free and repayable in May 31,2020 and further extended to May 31, 2021 with a loan agreement entered on June 1, 2020.

14. INCOME TAXES

For the year ended July 31, 2020 and July 31, 2019, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Year ended July 31, 2020	Year ended July 31, 2019
	(Audited)	(Audited)
Tax jurisdictions from:
- Local	$(78,874)	$(239,891)
- Foreign, representing
Seychelles	-	-
Hong Kong	(157,037)	(221,710
People’s Republic of China (“PRC”)	(416,304)	(488,678)
Loss before income tax	$(668,908)	$(946,280)

MU GLOBAL HOLDING LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The provision for income taxes consisted of the following:

	Year ended July 31, 2020	Year ended July 31, 2019
	(Audited)	(Audited)
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States, Seychelles, Hong Kong, and PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of July 31, 2020, the operation in the United States of America incurred $78,874 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 21%. The net operating loss carried forward begin to expire in 2040, if unutilized. The Company has provided for a full valuation allowance of $16,563 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, MU Worldwide Group Limited is registered as an international business company and governed by the International Business Companies Act of Seychelles. There is no income tax charged in Seychelles.

Hong Kong

MU Global Holding Limited is subjected to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

Shanghai

MU Global Health Management (Shanghai) Limited operates in the PRC and is subjected to the Corporate Income Tax governed by the Income Tax Law of the PRC with a unified statutory income tax rate of 25%.

MU GLOBAL HOLDING LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. CONCENTRATIONS OF RISKS

(a) Major customers

For the year ended July 31, 2020, the customers who accounted for 10% or more of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the year ended July 31, 2020		As of July 31, 2019
	Revenue	Percentage of revenues (%)	Account receivable
	(Audited)	(Audited)	(Audited)
Customer A	35,354	36%	$-
Customer B	12,487	13%	193

Total	47,841	39%	$193

For the year ended July 31, 2019, there are no customers who accounted for 10% or more of the Company’s revenues and the accounts receivable balances at period-end.

(b) Major suppliers

For the year ended July 31, 2020, the vendors who accounted for 10% or more of the Company’s purchase and the accounts payable balances at period-end are presented as follows:

	For the year ended July 31, 2020		As of July 31, 2019
	Purchase	Percentage of purchase	Account payable
	(Audited)	(Audited)	(Audited)
Vendor A	7,503	70%	$-
Vendor B	2,143	20%	-
Vendor C	1,072	10%	-
Total	10,718	100%	$-

For the year ended July 31, 2019, the vendors who accounted for 10% or more of the Company’s purchase and the accounts payable balances at period-end are presented as follows:

	For the year ended July 31, 2020		As of July 31, 2019
	Purchase	Percentage of purchase	Account payable
	(Audited)	(Audited)	(Audited)
Vendor A	11,682	89%	$-

Total	11,682	89%	$-

(c) Major suppliers for property, plant and equipment

For the year ended July 31, 2020, the Company had 3 major suppliers for property, plant and equipment, namely Zhongshan Shangrong Beauty Equipment Limited, Shanghai Jiangrong Commercial Service Centre and Rongzi Co., which accounted for 39%, 25% and 30% of the total purchases of property, plant and equipment respectively

(d) Exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates. We have experienced foreign currency gains and losses due to the strengthening and weakening of the U.S. dollar. The potential of volatile foreign exchange rate fluctuations in the future could have a significant effect on our results of operations. The Company has not historically used financial instruments to hedge its foreign currency exchange rate risks.

The currencies that create a majority of the Company’s exchange rate exposure are RMB, HK$, and TWD. The Company translates all assets and liabilities at the rate of exchange in effect at the balance sheet date and income and expense activity at the approximate rate of exchange at the transaction date.

16. COMMITMENTS AND CONTINGENCIES

On October 10, 2018, the Company has to enter into rental agreement to rent the outlet in Shanghai for a period of 5 years commencing October 15, 2018 amounted to $4,860 per month and payment to be conducted in advance on bimonthly basis.

As of July 31, 2020, the Company has the aggregate minimal rent payments due in the next 5 years as follows:

Year ending July 31

2021	$57,702
2022	$57,702
2023	$57,702
Total	$173,106

MU GLOBAL HOLDING LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. RELATED PARTY TRANSACTIONS

For the year ended July 31, 2020 the Company has following transactions with related parties:

	Year ended July 31, 2020	Year ended July 31, 2019
	(Audited)	(Audited)
Professional fee paid:
- Related party A	$44,052	$200,000

Consultation fee paid:
- Related party B	$2,893	$23,200
- Related party C	$47,135	$34,800

Total	$94,080	$258,000

Related party A is the fellow subsidiaries of a corporate shareholder of the Company. Related party B and C are the shareholders of the Company.

For   the year ended July 31, 2020, the Company incurred professional fees of $44,052 due to related party A. Related party B and C are consultant of the Company and have provided consultancy service for business operation.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

18. SIGNIFICANT EVENTS

On 23 January 2020, the Chinese government imposed a lockdown in Wuhan and other cities in the province of Hebei in an effort to quarantine the center of an outbreak of COVID-19. The lockdown in the city of Wuhan has set a precedent to other cities, where other cities within the country has implemented respective restrictive measures, including outdoor restrictions and closed management of communities. Shanghai, where the Company primarily operates the business in, was put under closed managed communities on 10 February 2020. The Chinese economy only fully restart in April 2020.

The Management had considered the impact of COVID-19 outbreak in China, which would have affected the financial position, performance and cash flow of the Company for the financial year ended July 31, 2020. It was concluded that the impact of non-adjusting events arising from COVID-19 outbreak has not significantly affected the fair value of the financial assets or liabilities and non-financial assets of the Company, including the classification of non-current and current items that were presented on the reporting date.

19. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of July 31, 2020, and events which occurred subsequently but were not recognized in the financial statements. During the year, there was no subsequent event that required recognition or disclosure.

