Form 10-Q
period 2020-10-31
MU GLOBAL HOLDING Ltd
filed 2020-12-18
CIK 1746119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MUGH	The OTC Market – Pink Sheets

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 13, 2020
Common Stock, $.0001 par value	59,434,838

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of October 31, 2020 (unaudited) and July 31, 2020 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three Months Ended October 31, 2020 (unaudited) and October 31, 2019 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended October 31, 2020 (unaudited) and 2019 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2020 (unaudited) and October 31, 2019 (unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements	F-6 - F-14
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-5
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES	6
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	7
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	7
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	7
ITEM 4	MINE SAFETY DISCLOSURES	7
ITEM 5	OTHER INFORMATION	7
ITEM 6	EXHIBITS	8
	SIGNATURES	9

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of October 31, 2020 (unaudited) and July 30, 2020 (audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three Months Ended October 31, 2020 (unaudited) and October 31, 2019 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended October 31, 2020 (unaudited) and 2019 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2020 (unaudited) and October 31, 2019 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements	F-6 - F-14

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2020 AND JULY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	October 31, 2020	July 31, 2020
	Unaudited	Audited
ASSETS
NON-CURRENT ASSETS
Property, plant and equipment	$400,254	$429,261
Leased asset – Right of use	192,007	198,514
Patent & Trademark	25,140	$25,779
	617,401	653,554
CURRENT ASSETS
Trade receivable	$390	$193
Other receivable	2,017	-
Prepayments and deposits	111,724	113,463
Amount due from related party	14,960	12,920
Inventories	52,281	51,798
Cash and cash equivalents	10,925	11,670
Total Current Assets	$192,297	$190,044

TOTAL ASSETS	809,698	843,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
NON-CURRENT LIABILITIES
Leased liabilities	138,799	148,431

CURRENT LIABILITIES
Other payables and accrued liabilities	$146,109	$57,643
Amounts due to related parties	40,721	85,142
Deposit from franchisees	40,422	42,624
Deposit from customers	39,764	38,148
Loan from Director	196,433	176,097
Loan from related party	50,803	48,739
Leased liabilities	62,393	58,796

Total Current Liabilities	$576,645	$507,189

TOTAL LIABILITIES	$715,444	$655,620

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 59,434,838 shares issued and outstanding as of October 31, 2020 and July 31, 2020	$5,943	$5,943
Additional paid in capital	1,830,300	1,830,300
Foreign currency adjustment	(484)	(3,361)
Accumulated deficit	(1,741,505)	(1,644,904)
TOTAL STOCKHOLDERS’ EQUITY	$94,254	$187,978

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$809,698	$843,598

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE THREE MONTHS ENDED OCTOBER 31, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended October 31,
	2020	2019
REVENUE	$21,695	$27,170

COST OF REVENUE	(1,711)	(2,069)

GROSS PROFIT	19,984	25,101

OTHER INCOME	4,666	3,721

SELLING, GENERAL AND ADMINISTRATIVE AND OPERATING EXPENSES	(121,251)	(221,158)

LOSS BEFORE INCOME TAX	(96,601)	(192,336)

TAX PROVISION	-	-

NET LOSS	$(96,601)	$(192,336)

Other comprehensive income/(loss):
- Foreign currency translation adjustment	2,877	(11,938)

TOTAL COMPREHENSIVE LOSS	(93,724)	(204,274)

Net income/(loss) per share- Basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	59,434,838	59,434,838

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THREE MONTHS ENDED OCTOBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Three months ended 31 October 2020
	COMMON SHARES		ADDITIONAL	Accumulate Others
	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Total Equity
Balance as of August 1, 2020	59,434,838	$5,943	$1,830,300	$(3,361)	$(1,644,904)	$187,978
Net loss for the period	-	-	-	-	(96,601)	$(96,601)
Foreign currency translation adjustment	-	$-	$-	$2,877	$-	$2,877
Balance as of October 31, 2020	59,434,838	$5,943	$1,830,300	$(484)	$(1,741,505)	$94,254

Three months ended October 31, 2019 (Unaudited)
	Common Stock		Additional	Accumulated Other		Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance as of August 1, 2019	59,434,838	$5,943	$1,830,300	$8,727	$(975,996)	$868,974
Net loss	-	-	-	-	(192,336)	(192,336)
Foreign currency translation	-	-	-	(11,938)	-	(11,938)
Balance as of October 31, 2019(Unaudited)	59,434,838	$5,943	$1,830,300	$(3,211)	$(1,168,332)	$664,700

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended October 31
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(96,601)	$(192,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	40,671	28,412
Amortization	15,925	-
Gain on disposal	(2,463)	-
Changes in operating assets and liabilities:
Accounts receivables	(196)	277
Other receivable	(2,017)	-
Deposit & Prepayment	1,738	32,594
Other payables and accrued liabilities	42,389	(29,179)
Inventory	(484)	(4,640)
Deposit from customer	(1,104)	-
Lease liabilities	(18,611)	-
Amount due to related party	-	(5,884)
Amount due from related party	(2,040)	(10,460)
Deposit from franchisee	519	13,817
Net cash used in operating activities	$(22,274)	$(167,399)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	$-	$(97,945)
Proceed on disposal	4,760	-
Net cash generate from / (used) in investing activities	$4,760	$(97,945)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	$14,992	42,631
Loan from third party	2,065	-
Net cash provided by financing activities	$17,057	$42,631

Effect of exchange rate changes on cash and cash equivalents	(288)	(1,590)

Net change in cash and cash equivalents	(745)	(224,303)

Cash and cash equivalents, beginning of period	11,670	394,403
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,925	$170,100

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2020

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2020

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2020

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

For the period ended October 31, 2020, the Company has generated revenue of $21,695 and continuously incurred a net loss of $96,601. As of October 31, 2020, the Company suffered an accumulated deficit of $1,741,505. The Company’s ability to continue as a going concern is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2020

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

Foreign currencies translation (cont’d)

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended October 31
	2020	2019
Period-end RMB : US$1 exchange rate	6.69	7.04
Period-average RMB : US$1 exchange rate	6.83	7.09
Period-end HKD$ : US$1 exchange rate	7.75	7.84
Period-average HKD$ : US$1 exchange rate	7.75	7.84

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2020

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of October 31, 2020 are summarized below:

	As of October 31, 2020 (Unaudited)	As of July 31, 2020 (Audited)

Leasehold improvement	$148,982	$148,982
Computer hardware and software	129,301	129,301
Outlet equipment	100,686	100,686
[3]Leasable equipment	220,689	223,560
[1]Outlet Design Fee and Equipment	16,763	16,763
[2]App Development Fee	37,413	37,413
Total	653,834	656,705
Accumulated depreciation[4]	$(260,272)	$(220,001)
Foreign currency translation adjustment	6,692	(7,443)
Property, plant and equipment, net	$400,254	$429,261

1Outlet design fee is fee incurred for the outlet design concept to be follow by all the outlets or shops under the Company so to be a signage outlets of the company. As of October 31, 2020, the outlet design has not yet completed, therefore no depreciation has been provided.

2App development fee is fee incurred for the design and development of the mobile App for the Company. As of October 31, 2020, the app development has not yet completed, therefore no depreciation has been provided.

3 During the period ended October 31, 2020, 2 units of leasable equipment amounted to $2,871 disposed at a net asset value of $2,297 and generate a gain on disposal of $2,463.

4 Depreciation expense for the period ended October 31, 2020 and October 31, 2019 was 40,671 and 28,412 respectively

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

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$271,328
Less: imputed interest	(21,228)
Initial recognition as of November 1, 2019	$250,100

As of October 31, 2020, the operating lease right of use asset as follow:

Initial recognition as of November 1, 2019	$250,100
Effect of translation exchange	(1,497)
Accumulated amortisation	(56,596)
Balance as of October 31, 2020	$192,007

As of October 31, 2020, the operating lease liability as follow:

Initial recognition as of November 1, 2019	$250,100
Effect of translation exchange	$4,338
Less: gross repayment	$(60,199)
Add: imputed interest	$6,953
Balance as of October 31, 2020	$201,192
Less: lease liability, current	$(62,393)
Lease liability, non-current	$138,799

MU GLOBAL HOLDING LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the period ended October 31, 2020, the amortization of the operating lease right of use asset was $56,596. As the Company adopt ASC 842 on and after November 1, 2019, the Company did not incur nor accrue any amortization of operating lease right of use asset for the year ended July 31, 2019.

Maturities of operating lease obligation as follow:

Year ending
July 31, 2021 (9 months)	58,796
July 31, 2022 (12 months)	63,138
July 31, 2023 (12 months)	67,719
July 31, 2024 (3 months)	17,574
Total	$207,227

Other information:

	Three months ended	Three months ended
	October 31, 2020	October 31, 2019
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$18,611	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$192,007	$-
Remaining lease term for operating lease (years)	3	-
Weighted average discount rate for operating lease	4.15%	-

Lease expenses were $16,945 during the period ended October 31, 2020. As the Company adopted ASC 842 on and after November 1, 2019, the Company did not incur nor accrue any lease expenses for the period ended October 31, 2019.

5. TRADEMARK

	As of	As of
	October 31, 2020	July 31, 2020
	(Unaudited)	(Audited)
Trademark[1]	$28,138	$28,138
Accumulated amortization	(2,998)	(2,359)
Trademark, net	$25,140	$25,779

1 The trademarks are held under the Company’s subsidiaries in Hong Kong and Shanghai, China. Amortization were $639 during the period ended October 31, 2020.

6. PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of the following at October 31, 2020 and July 31, 2020:

	As of October 31, 2020	As of July 31, 2020
Deposits	$68,573	$47,075
Prepaid expenses	43,151	66,388
Total prepaid expenses and deposits	$111,724	$113,463

7. DUE FROM RELATED PARTIES

	As of October 31, 2020 (Unaudited)	As of July 31, 2020 (Audited)

Tien Mu International Co., Ltd[1]	$14,960	$12,920
Total	14,960	12,920

1 Tien Mu International Co., Ltd is owned by Yen-Yen Niu, the director and chief executive officer of the Company. Tien Mu is the operating agent of the Company in Taiwan’s operation and collects the deposit from franchisee on behalf of the company.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

8. INVENTORIES

	As of	As of
	October 31, 2020 (Unaudited)	July 31, 2020 (Audited)
Finished goods, at cost	$52,281	$51,798
Total inventories	$52,281	$51,798

9. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at October 31, 2020 and July 31, 2020:

	As of October 31, 2020 (Unaudited)	As of July 31, 2020 (Audited)
Accrued audit fees	$17,550	$14,000
Accrued professional fees	6,250	5,000
Other payable and accrued liabilities	122,309	38,643
Total payables and accrued liabilities	$146,109	$57,643

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. DUE TO RELATED PARTIES

	As of October 31, 2020 (Unaudited)	As of July 31, 2020 (Audited)

Wu, Chun-Teh[1]	$40,721	$40,066
Hsieh, Chang-Chung[2]	-	44,576
	$40,721	$85,142

As of October 31, 2020, the balance $40,721 represented an outstanding payable to 1 related party.

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

The amounts due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

11. LOAN FROM DIRECTOR

	As of	As of
	October 31, 2020 (Unaudited)	July 31, 2020 (Audited)
Loan from Niu Yen-Yen	$196,433	$176,097
Total	$196,433	$176,097

The loan provided by director is unsecured, interest-free with no fixed repayment term, for working capital purpose. The amount is repayable on demand.

12. INCOME TAXES

For the three months ended October 31, 2020, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	Three months ended October 31
	2020	2019
Tax jurisdictions from:
Local	$(6,015)	(8,500)
Foreign, representing
- Seychelles	-	-
- Hong Kong	$(17,803)	(54,484)
- Shanghai	$(72,783)	(129,352)
Loss before income tax	$(96,601)	(192,336)

The provision for income taxes consisted of the following:

	For the period ended October 31, 2020	For the period ended October 31, 2019
Current:
- Local	$-	$-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Seychelles, Hong Kong and Shanghai, PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of October 31, 2020, the operations in the United States of America incurred 6,015 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $1,263 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

13. COMMON STOCK

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

As of October 31, 2020, MU Global Holding Limited has an issued and outstanding common share of 59,434,838.

14. CONCENTRATIONS OF RISK

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

15. COMMITMENTS AND CONTINGENCIES

On October 10, 2018, the Company has to enter into rental agreement to rent the outlet in Shanghai for a period of 5 years commencing October 15, 2018 amounted to $4,860 per month and payment to be conducted in advance on bi monthly basis.

As of October 31, 2020, the Company has the aggregate minimal rent payments due in the next 5 years as follows:

Year ending July, 31
2020	$57,702
2021	$57,702
2022	$57,702
2023	$57,702
Total	$230,808

On December 19, 2018, the company entered into a contract with supplier for the development of Mobile App which have not been completed during the three months ended October 31, 2020 with a capital commitment as follows:

As of October 31, 2020 (Unaudited)

Commitment for acquisition of Mobile App development	21,642

16. RELATED PARTY TRANSACTIONS

For the period ended October 31, 2020 the Company has following transactions with related parties:

	For the period ended October 31, 2020 (Unaudited)	For the year ended July 31, 2020 (Audited)
Professional fee paid:
- Related party A	$1,250	$44,052

Consultation fee paid:
- Related party B	$4,500	$2,893
- Related party C	$8,100	$47,135

Total	$13,850	$94,080

Related party A is the fellow subsidiaries of a corporate shareholder of the Company.

For the period ended October 31, 2020, the Company incurred professional fees of $1,250 due to related party A. Related party B and C are the employees of the Company and have provided consultancy service for business operation.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

17. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after October 31, 2020 up through the date December 6, 2019 was the Company presented these audited consolidated financial statements.

On December 12, 2020, the Company resolved to close the initial public offering from the registration statement on Form S-1/A, dated April 30, 2019 that had been declared effective by the Securities and Exchange Commission on May 6, 2019. The Offering resulted in 150,713 shares of common stock being sold at $1.00 per share for a total of $150,713.

18. SIGNIFICANT EVENTS

During the fiscal year, the World Health Organization declared the Coronavirus (COVID-19) outbreak to be a pandemic, which has caused severe global social and economic disruptions and uncertainties, including markets where the Company operates. The consequences brought about by Covid-19 continue to evolve and whilst the Company actively monitoring and managing its operations to respond to these changes, the Company does not consider it practicable to provide any quantitative estimate on the potential impact it may have on the Company.

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

3

Results of Operation

For the three months ended October 31, 2020 and 2019

Revenues

For the three months ended October 31, 2020 and 2019, the Company has generated revenue of $21,695 and $27,170 respectively. The revenue represented income from wellness and beauty services provided to customers and sales of products via Shanghai outlets and sharing of revenue from leasable equipment with business alliance and franchisee.

Cost of Revenue and Gross Margin

For the three months ended October 31, 2020 and 2019, cost incurred arise in providing wellness and beauty services is $1,711 and $2,069 respectively, and generate a gross profits the for the three months ended October 31, 2020 and 2019 of $19,984 and $25,101.

Selling and marketing expenses

For the three months ended October 31, 2020 and 2019, we had incurred marketing expenses in the amount of $44 and $3,107 respectively. These expenses comprised of advertisement expenses on Wechat, mobile apps and public research on the market.

General and administrative expenses

For the three months ended October 31, 2020 and 2019, we had incurred general and administrative expenses in the amount of $121,207 and $218,051 respectively. These expenses are comprised of salary, allowance, professional fees, consultancy fee for IT and system management, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $4,666 and $3,721 as other income for the three months ended October 31, 2020 and 2019. This income is derived from the interest income.

Net Loss

Our net loss for three months ended October 31, 2020 and 2019 were $96,601 and $192,336. The net loss mainly derived from the general and administrative expenses incurred.

4

Liquidity and Capital Resources

As of October 31, 2020 and 2019, we had cash and cash equivalents of $10,925 and $170,100 respectively. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

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

Cash Used In Operating Activities

For the three months ended October 31, 2020, net cash used in operating activities was $22,274 as compared to net cash used in operating activities of $167,399 for the three months ended October 31, 2019. The decrease in cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Provided In Financing Activities

For the three months ended October 31, 2020 and 2019, net cash provided by financing activities was $17,057 and $42,631 respectively. The financing cash flow performance primarily reflects the provision of long-term loan by director.

Cash Provided In Investing Activities

For the three months ended October 31, 2020 and 2019, the net cash generate in investing activities was $4,760 and net cash used in was $97,945. The investing cash flow performance primarily reflects the purchase of property, plant and equipment.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of October 31, 2020.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of October 31, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MU Global Holding Limited
(Name of Registrant)

Date: December 18, 2020	By:	/s/ NIU YEN YEN
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

Date: December 18, 2020	By:	/s/ HSIEH CHANG CHUNG
	Title:	Chief Financial Officer, (Principal Financial Officer, Principal Accounting Officer)

9