Form 10-Q
period 2021-01-31
MU GLOBAL HOLDING Ltd
filed 2021-03-17
CIK 1746119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended January 31, 2021

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 15, 2021
Common Stock, $.0001 par value	59,434,838

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of January 31, 2021 (unaudited) and July 31, 2020 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three and Six Months Ended January 31, 2021 (unaudited) and January 31, 2020 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended January 31, 2021 (unaudited) and 2020 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2021(unaudited) and January 31, 2020 (unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements	F-6 - F-17
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-6
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	7
ITEM 4.	CONTROLS AND PROCEDURES	7
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	8
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	8
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	8
ITEM 4	MINE SAFETY DISCLOSURES	8
ITEM 5	OTHER INFORMATION	8
ITEM 6	EXHIBITS	9
	SIGNATURES	10

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of January 31, 2021 (unaudited) and July 31, 2020 (audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three and Six Months Ended January 31, 2021 (unaudited) and January 31, 2020 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended January 31, 2021 (unaudited) and 2020 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2021 (unaudited) and January 31, 2020 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements	F-6 - F-17

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2021 AND JULY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	January 31, 2021	July 31, 2020
	Unaudited	Audited
ASSETS
NON CURRENT ASSETS
Property, plant and equipment	$291,906	$429,261
Leased asset- Right of use	18,068	198,514
	309,974	627,775

INTANGIBLE ASSET
Trademark	$24,500	$25,779
	334,474	653,554

CURRENT ASSETS
Cash and cash equivalents	$43,603	$11,670
Other receivables	-	193
Prepayments and deposits	99,408	113,463
Amount due from related parties	16,530	12,920
Inventories	46,678	51,798
Total Current Assets	$206,219	$190,044

TOTAL ASSETS	540,693	843,598

LIABILITIES AND STOCKHOLDERS’ EQUITY

NON-CURRENT LIABILITIES
Leased liabilities	$7,904	$148,431
Total Non-Current Liabilities	7,904	148,431

CURRENT LIABILITIES
Loan from director	$275,395	$176,097
Leased liabilities	10,164	58,796
Loan from related party	52,913	48,739
Other payables and accrued liabilities	114,929	57,643
Amount due to related parties	42,412	85,142
Deposit from franchisee	39,332	42,624
Deposit from customers	45,306	38,148
Total Current Liabilities	$580,451	$507,189

TOTAL LIABILITIES	$588,355	$655,620

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 59,434,838 shares issued and outstanding as of January 31, 2021 and July 31, 2020	$5,943	$5,943
Additional paid in capital	1,830,300	1,830,300
Foreign currency adjustment	(1,234)	(3,361)
Accumulated deficit	(1,882,671)	(1,644,904)
TOTAL STOCKHOLDERS’ EQUITY	$(47,662)	$187,978

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$540,693	$843,598

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
REVENUE	$19,381	$65,141	$41,076	$92,311

COST OF REVENUE	(7,845)	(5,296)	(9,556)	(7,365)

GROSS PROFIT	$11,536	$59,845	$31,520	$84,946

OTHER INCOME	20,321	1,551	24,987	5,272

SELLING AND MARKETING EXPENSES	-	(14,615)	-	(17,722)

GENERAL AND ADMINISTRATIVE EXPENSES	(173,023)	(166,542)	(294,274)	(384,593)

LOSS BEFORE INCOME TAX	$(141,166)	$(119,761)	$(237,767)	$(312,097)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(141,166)	$(119,761)	$(237,767)	$(312,097)
Other comprehensive income/(expense):
- Foreign currency translation gain/(loss)	(750)	3,789	2,127	(8,149)

TOTAL COMPREHENSIVE LOSS	$(141,916)	$(115,972)	$(235,640)	(320,246)

Net loss per share- Basic and diluted	(0.0023)	(0.0019)	(0.0040)	(0.0054)

Weighted average number of common shares outstanding - Basic and diluted	59,434,838	59,434,838	59,434,838	59,434,838

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JANUARY 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Six Months Ended 31 January 2021 (Unaudited)
	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of August 1, 2020	59,434,838	$5,943	$1,830,300	$(3,361)	$(1,644,904)	$187,978
Net loss for the period	-	-	-	-	$(96,601)	(96,601)
Foreign currency translation adjustment	-		-	2,877	-	2,877
Balance as of October 31, 2020	59,434,838	$5,943	1,830,300	(484)	(1,741,505)	94,254
Net loss for the period	-	-	-	-	(141,166)	$(141,166)
Foreign currency translation adjustment	-	$-	$-	$(750)	$-	$(750)
Balance as of January 31, 2021	59,434,838	$5,943	$1,830,300	$(1,234)	$(1,882,671)	$(47,662)

Six Months Ended January 31, 2020 (Unaudited)
	Common Stock		Additional	Accumulated Other		Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance as of August 1, 2019	59,434,838	$5,943	$1,830,300	$8,727	$(975,996)	$868,974
Net loss for the period	-	-	-		(192,336)	(192,336)
Foreign currency translation adjustment	-	-	-	(11,938)	-	(11,938)
Balance as of October 31, 2019	59,434,838	5,943	1,830,300	(3,211)	(1,168,332)	664,700
Net loss for the period	-	-	-	-	(119,761)	(119,761)
Foreign currency translation adjustment	-	-	-	3,789	-	3,789
Balance as of January 31, 2020 (Unaudited)	59,434,838	$5,943	$1,830,300	$578	$(1,288,093)	$548,728

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six Months Ended January 31
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(237,767)	$(312,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102,807	82,928
Asset Write-off	73,053	4,264
Reversal on Termination of Leased Asset	(6,384)	-
Gain on Disposal	(6,489)	-

Changes in operating assets and liabilities:

Other receivables	194	(4,688)
Deposit & Prepayment	19,047	32,222
Other payables and accrued liabilities	(13,126)	(51,199)
Inventory	9,556	(5,340)
Amount due to related party	-	(5,326)
Amount due from related party	(3,610)	(17,922)
Leased liabilities	(20,847)	(13,565)
Deposit from customer	151	14,415
Deposit from franchisee	(2,096)	6,342
Net cash used in operating activities	$(85,511)	$(269,966)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trademark	$-	$(26,394)
Purchase of property, plant and equipment	-	(178,406)
Proceed on disposal	12,110	-
Net cash used in investing activities	$12,110	$(204,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	$88,492	115,324
Loam from related party	21,025	43,246
Subscription receivables	-	-
Net cash provided by financing activities	$109,517	$158,570

Effect of exchange rate changes on cash and cash equivalents	(4,183)	(3,647)

Net change in cash and cash equivalents	31,933	(319,843)

Cash and cash equivalents, beginning of period	11,670	394,403
CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,603	$74,560

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2021

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2021

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2021

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended January 31, 2021, the Company incurred a net loss of $237,767 and has generated revenue of $41,076. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2021

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

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the six months ended January 31
	2021	2020
Period-end RMB : US$1 exchange rate	6.4256	6.937
Period-average RMB : US$1 exchange rate	6.6675	7.037
Period-end HKD$ : US$1 exchange rate	7.7532	7.766
Period-average HKD$ : US$1 exchange rate	7.7517	7.821

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2021

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of January 31, 2021 and July 31, 2020 are summarized below:

	As of January 31, 2021 (Unaudited)	As of July 31, 2020 (Audited)

Leasehold improvement	$-	$148,982
Computer hardware and software	129,301	129,301
Outlet equipment	100,686	100,686
Leasable equipment	216,382	223,560
Application development	37,413	37,413
Outlet Design Fee and Equipment1	16,963	16,763
Total	500,745	656,705
Accumulated depreciation	$(238,548)	$(220,001)
Foreign currency translation adjustment	29,709	(7,443)
Property, plant and equipment, net	$291,906	$429,261

1Outlet design fee is fee incurred for the outlet design concept to be follow by all the outlets or shops under the Company so to be a signage outlets of the company. As of January 31, 2021, the outlet design has not yet completed, therefore no depreciation has been provided.

2App development fee is fee incurred for the design and development of the mobile App for the Company. As of January 31, 2021, the app development has not yet completed, therefore no depreciation has been provided.

3 During the period ended January 31, 2021, 5 units of leasable equipment amounted to $7,178 disposed at a net asset value of $5,622 and generate a gain on disposal of $6,489.

4 Depreciation expense for the six month period ended January 31, 2021 and January 31, 2020 was 84,037 and 80,196 respectively

WRITE OFF OF PROPERTY AND EQUIPMENT

	January 31, 2021	July 31, 2020
Write off of property and equipment	$148,982	$-
Accumulated depreciation	(80,677)	-
Total Write off of property and equipment	$68,305	$-

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

As of November 1, 2020, the Company recognized approximately US$19,724, lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of November 1, 2020, with discounted rate of 4.15% adopted from People’s Bank of China as a reference for discount rate.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$21,370
Less: imputed interest	(826)
Initial recognition as of November 1, 2020	$20,544

As of January 31, 2021 operating lease right of use asset as follow:

Initial recognition as of November 1, 2020	$20,544
Accumulated amortization	(2,476)
Balance as of January 31, 2021	$18,068

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

As of January 31, 2021, operating lease liability as follow:

Initial recognition as of November 1, 2020	$20,544
Less: gross repayment	(2,671)
Add: imputed interest	195
Balance as of January 31, 2021	$18,068
Less: lease liability current portion	(10,164)
Lease liability non-current portion	$7,904

For the six months ended January 31, 2021, the amortization of the operating lease right of use asset are $17,359.

Maturities of operating lease obligation as follow:

Year ending
July 31, 2021 (6 months)	$5,029
July 31, 2022 (12 months)	10,377
October 31, 2022 (3 months)	2,662
Total	$18,068

Other information:

	Six months ended January 31,
	2021	2020
	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities:	-	-
Operating cash flow from operating lease	$20,847	$13,565
Right-of-use assets obtained in exchange for operating lease liabilities	18,068	235,635
Remaining lease term for operating lease (years)	1.75	3.75
Weighted average discount rate for operating lease	4.15%	4.15%

Lease expenses were $2,476 and $19,421 during the three and six months ended January 31, 2021, respectively. The Company adopt ASC 842 on and after November 1, 2019

5. TRADEMARK

	As of January 31, 2021 (Unaudited)	As of July 31, 2020 (Audited)
Trademark[1]	$28,138	$28,138
Accumulated amortization	(3,638)	(2,359)
Total trademark	$24,500	$25,779

1The trademarks are held under the company’s subsidiaries in Hong Kong and Shanghai, China. Amortization trademark for during the three and six months ended January 31, 2021 was $640 and $1,411

6. PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of the following at January 31, 2021 and July 31, 2020:

	As of January 31, 2021 (Unaudited)	As of July 31, 2020 (Audited)
Deposits	$60,347	$66,388
Prepaid expenses	39,061	47,075
Total prepaid expenses and deposits	$99,408	$113,463

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2021

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

As of January 31, 2021, MU Global Holding Limited has an issued and outstanding common share of 59,434,838.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

8. INVENTORIES

	As of	As of
	January 31, 2021 (Unaudited)	July 31, 2020 (Audited)
Finished goods, at cost	$46,678	$51,798
Total inventories	$46,678	$51,798

9. DUE FROM RELATED PARTIES

	As of January 31, 2021 (Unaudited)	As of July 31, 2020 (Audited)

Tien Mu International Co., Ltd1	$16,530	$12,920
Total	$16,530	$12.920

1 Tien Mu International Co., Ltd is owned by Yen-Yen Niu, the director and chief executive officer of the Company. Tien Mu is the operating agent of the Company in Taiwan’s operation and collects the deposit from franchisee on behalf of the company.

10. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at January 31, 2021 and July 31, 2020:

	As of January 31, 2021 (Unaudited)	As of July 31, 2020 (Audited)
Accrued audit fees	$21,100	$14,000
Accrued professional fees	7,500	5,000
Other payable and accrued liabilities	86,329	38,643
Total payables and accrued liabilities	$114,929	$57,643

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. DUE TO RELATED PARTIES

	As of January 31, 2021 (Unaudited)	As of July 31, 2020 (Audited)

Wu, Chun-Teh1	$42,412	$39,066
Hsieh, Chang-Chung2	-	46,076
	$42,412	$85,142

As of January 31, 2021, the balance $42,412 represented an outstanding payable to a related party.

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

The amounts due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

12. LOAN FROM DIRECTOR

	As of	As of
	January 31, 2021 (Unaudited)	July 31, 2020 (Audited)
Loan from Niu Yen-Yen	$275,395	$176,097
Total	$275,395	$176,097

The loan provided by director is unsecured, interest-free with no fixed repayment term, for working capital purpose. The amount is repayable on demand.

13. LOAN FROM RELATED PARTY

	As of	As of
	January 31, 2021 (Unaudited)	July 31, 2020 (Audited)
Hong Ting Network Technology (Xiamen) Limited1	$52,913	$48,739
Total	$52,913	$48,739

1Hong Ting Network Technology (Xiamen) Limited is wholly owned and managed by Ms Yen-Yen Niu, the CEO and director of the company. The loan is unsecured, interest-free and repayable in May 31,2020 and further extended to May 31, 2021 with a loan agreement entered on June 1, 2020.

14. INCOME TAXES

For the Six Months Ended January 31, 2021, the local (United States) and foreign components of income/ (loss) before income taxes were comprised of the following:

	Six Months Ended January 31,
	2021	2020
Tax jurisdictions from:
Local	$(16,144)	(20,346)
Foreign, representing
- Seychelles	-	-
- Hong Kong	$(39,887)	(62,921)
- Shanghai	$(181,736)	(228,830)
Loss before income tax	$(237,767)	(312,097)

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

The provision for income taxes consisted of the following:

	For the period ended January 31, 2021	For the year ended January 31, 2020
Current:
- Local	$-	$-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Seychelles, Hong Kong and Shanghai, PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of January 31, 2021, the operations in the United States of America incurred $351,909 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $281,527 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2021

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

16. COMMITMENTS AND CONTINGENCIES

On November 1, 2020, the company entered into a contract rental agreement to rent the office in Shanghai for a period of 2 years commencing November 1, 2020

As of January 31, 2020, the Company has the aggregate minimal rent payments due in the next 5 years as follows:

2020	$1,710
2021	$10,259
2022	$8,555
2023	$8,549
Total	$29,073

17. RELATED PARTY TRANSACTIONS

For the period ended January 31, 2021 the Company has following transactions with related parties:

	For the period ended January 31, 2021 (Unaudited)	For the year ended January 31, 2020 (Unaudited)
Professional fee paid:
- Related party A	$2,500	$12,000

Consultation fee paid:
- Related party B	$4,500	$17,400
- Related party C	$8,100	$43,530

Total	$15,100	$72,930

Related party A is the fellow subsidiaries of a corporate shareholder of the Company. Related party B and C are the shareholders of the Company.

For the year ended January 31, 2021, the Company incurred professional fees of $2,500 due to related party A. Related party B and C are the employees of the Company and have provided consultancy service for business operation.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

18. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after January 31, 2021 up through the date July 31, 2020 was the Company presented these audited consolidated financial statements.

19. SIGNIFICANT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1 Amendment No.3, dated April 30, 2019, for the period ended January 31, 2021 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the Six months ended January 31, 2021 and 2020

Revenues

For the six months ended January 31, 2021 and 2020, the Company has generated revenue of $41,076 and $92,311 respectively. The revenue represented income from wellness and beauty services provided to customers and sales of products via Shanghai outlets and sharing of revenue from leasable equipment with business alliance and franchisee.

Cost of Revenue and Gross Margin

For the six months ended January 31, 2021 and 2020, cost incurred arise in providing wellness and beauty services is $9,556 and $7,365 respectively, and generate a Gross profits the for the six months ended January 31, 2021 and 2020 of $31,520 and $84,946.

Selling and marketing expenses

For the six months ended January 31, 2021 and 2020, we had incurred no marketing expenses on January 31, 2021 and incurred amount $17,722 on January 31, 2020. These expenses comprised of advertisement expenses on Wechat, mobile apps and public research on the market, and travelling expenses.

General and administrative expenses

For the six months ended January 31, 2021 and 2020, we had incurred general and administrative expenses in the amount of $294,274 on January 31, 2021 and $384,593 on January 31, 2020. These expenses are comprised of salary, allowance, professional fees, consultancy fee for IT and system management, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $24,987 and $5,272 as other income for the six months ended January 31, 2021 and 2020. This income is derived from the interest income.

Net Loss

Our net loss for six months ended January 31, 2021 and 2020 were $237,767 and $312,097. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

As of January 31, 2021 and 2020, we had cash and cash equivalents of $43,603 and $74,560 respectively. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the six months ended January 31, 2021, we have met these requirements primarily from the receipt of subscription for convertible promissory note and share subscription from Initial Public Offering (IPO).

Cash Used In Operating Activities

For the six months ended January 31, 2021, net cash used in operating activities was $85,511 as compared to net cash used in operating activities of $269,996 for the six months ended January 31, 2020. The increased in cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Provided By Financing Activities

For the six months ended January 31, 2021 and 2020, net cash provided by financing activities was $109,517 and $158,570 respectively. The financing cash flow performance primarily reflects the provision of long-term loan by director and related party.

Cash Provided By Investing Activities

For the six months ended January 31, 2021, net cash from investing activities was $12,110 as compared to net cash used in investing activities of $204,800 for the six months ended January 31, 2020. The investing cash flow performance primarily reflects the purchase of property, plant and equipment and trademark.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of January 31, 2021.

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

For the three months ended January 31, 2021 and 2020

Revenues

For the three months ended January 31, 2021 and 2020, the Company has generated revenue of $19,381 and $65,141 respectively. The revenue represented income from wellness and beauty services provided to customers and sales of products via Shanghai outlets and sharing of revenue from leasable equipment with business alliance and franchisee.

Cost of Revenue and Gross Margin

For the three months ended January 31, 2021 and 2020, cost incurred arise in providing wellness and beauty services is $7,845 and $5,296 respectively, and generate a Gross profits the for the three months ended January 31, 2021 and 2020 of $11,536 and $59,845.

Selling and marketing expenses

For the three months ended January 31, 2021 and 2020, we had incurred no marketing expenses on January 31, 2021 and incurred amount $14,615 on January 31, 2020. These expenses comprised of advertisement expenses on Wechat, mobile apps and public research on the market, and travelling expenses.

General and administrative expenses

For the three months ended January 31, 2021 and 2020, we had incurred general and administrative expenses in the amount of $173,023 on January 31, 2021 and $166,542 on January 31, 2020. These expenses are comprised of salary, allowance, professional fees, consultancy fee for IT and system management, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $20,321 and $1,551 as other income for the three months ended January 31, 2021 and 2020. This income is derived from the interest income.

Net Loss

Our net loss for three months ended January 31, 2021 and 2020 were $141,166 and $119,761. The net loss mainly derived from the general and administrative expenses incurred.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of January 31, 2021.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of JANUARY 31, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of JANUARY 31, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MU Global Holding Limited
(Name of Registrant)

Date: March 17, 2021	By:	/s/ NIU YEN YEN
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

Date: March 17, 2021	By:	/s/ HSIEH CHANG CHUNG
	Title:	Chief Financial Officer, (Principal Financial Officer, Principal Accounting Officer)

10