Form 10-Q
period 2021-04-30
MU GLOBAL HOLDING Ltd
filed 2021-06-16
CIK 1746119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 30, 2021

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2021
Common Stock, $.0001 par value	59,434,838

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of April 30, 2021 (unaudited) and July 31, 2020 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three and Nine months Ended April 30, 2021 (unaudited) and April 30, 2020 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine months Ended April 30, 2021 (unaudited) and 2020 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Nine months Ended April 30, 2021 (unaudited) and April 30, 2020 (unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements	F-6 - F-17
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-5
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES	6
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	7
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	7
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	7
ITEM 4	MINE SAFETY DISCLOSURES	7
ITEM 5	OTHER INFORMATION	7
ITEM 6	EXHIBITS	8
	SIGNATURES	9

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of April 30, 2021 (unaudited) and July 31, 2020 (audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three and Nine months Ended April 30, 2021 (unaudited) and April 30, 2020 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine months Ended April 30, 2021 (unaudited) and 2020 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Nine months Ended April 30, 2021 (unaudited) and April 30, 2020 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements	F-6 - F-17

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2021 AND JULY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	April 30, 2021	July 31, 2020
	Unaudited	Audited
ASSETS
NON CURRENT ASSETS
Property, plant and equipment	$250,536	$429,261
Leased asset- Right of use	15,450	198,514
	265,986	627,775

INTANGIBLE ASSET
Trademark	$23,781	$25,779
	289,767	653,554

CURRENT ASSETS
Cash and cash equivalents	$10,659	$11,670
Other receivables	-	193
Prepayments and deposits	95,857	113,463
Amount due from related parties	14,024	12,920
Inventories	46,206	51,798
Total Current Assets	$166,746	$190,044

TOTAL ASSETS	456,513	843,598

LIABILITIES AND STOCKHOLDERS’ EQUITY

NON-CURRENT LIABILITY
Leased liability	$5,257	$148,431
Total Non-Current Liability	5,257	148,431

CURRENT LIABILITIES
Loan from director	274,369	176,097
Leased liabilities	10,193	58,796
Loan from related party	52,517	48,739
Other payables and accrued liabilities	107,640	57,643
Amount due to related parties	42,094	85,142
Deposit from franchisee	35,807	42,624
Deposit from customers	40,932	38,148
Total Current Liabilities	$563,552	$507,189

TOTAL LIABILITIES	$568,809	$655,620

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 59,434,838 shares issued and outstanding as of April 30, 2021 and July 31, 2020	$5,943	$5,943
Additional paid in capital	1,830,300	1,830,300
Foreign currency adjustment	2,335	(3,361)
Accumulated deficit	(1,950,874)	(1,644,904)
TOTAL STOCKHOLDERS’ EQUITY	$(112,296)	$187,978

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$456,513	$843,598

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended April 30,		Nine months Ended April 30,
	2021	2020	2021	2020
REVENUE	$5,500	$2,216	$46,576	$94,527

COST OF REVENUE	(51)	(4,977)	(9,607)	(12,342)

GROSS PROFIT/(LOSS)	$5,449	$(2,761)	$36,969	$82,185

OTHER INCOME	5,227	1,698	30,214	6,970

SELLING AND MARKETING EXPENSES	-	(1,768)	-	(19,490)

GENERAL AND ADMINISTRATIVE EXPENSES	(78,879)	(178,832)	(373,153)	(563,425)

LOSS BEFORE INCOME TAX	$(68,203)	$(181,663)	$(305,970)	$(493,760)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(68,203)	$(181,663)	$(305,970)	$(493,760)
Other comprehensive income/(expense):
- Foreign currency translation gain/(loss)	3,569	(5,948)	5,696	(14,097)

TOTAL COMPREHENSIVE LOSS	$(64,634)	$(187,611)	$(300,274)	(507,857)

Net loss per share- Basic and diluted	(0.0011)	(0.0003)	(0.0051)	(0.0085)

Weighted average number of common shares outstanding - Basic and diluted	59,434,838	59,434,838	59,434,838	59,434,838

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED APRIL 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Nine months Ended April 30, 2021 (Unaudited)
	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of August 1, 2020	59,434,838	$5,943	$1,830,300	$(3,361)	$(1,644,904)	$187,978
Net loss for the period	-	-	-	-	$(96,601)	(96,601)
Foreign currency translation adjustment	-		-	2,877	-	2,877
Balance as of October 31, 2020	59,434,838	$5,943	1,830,300	(484)	(1,741,505)	94,254
Net loss for the period	-	-	-	-	(141,166)	$(141,166)
Foreign currency translation adjustment	-	$-	$-	$(750)	$-	$(750)
Balance as of January 31, 2021	59,434,838	$5,943	$1,830,300	$(1,234)	$(1,882,671)	$(47,662)
Net loss for the period	-	-	-	-	(68,203)	(68,203)
Foreign currency translation adjustment	-	-	-	3,569	-	3,569
Balance as of April 30, 2021	59,434,838	5,943	1,830,300	2,335	(1,950,874)	(112,296)

Nine months Ended April 30, 2020 (Unaudited)
	Common Stock		Additional	Accumulated Other		Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance as of August 1, 2019	59,434,838	$5,943	$1,830,300	$8,727	$(975,996)	$868,974
Net loss for the period	-	-	-	-	(192,336)	(192,336)
Foreign currency translation adjustment	-	-	-	(11,938)	-	(11,938)
Balance as of October 31, 2019 (Unaudited)	59,434,838	5,943	1,830,300	(3,211)	(1,168,332)	664,700
Net loss for the period	-	-	-	-	(119,761)	(119,761)
Foreign currency translation adjustment	-	-	-	3,789	-	3,789
Balance as of January 31, 2020 (Unaudited)	59,434,838	5,943	1,830,300	578	(1,288,093)	548,728
Net loss for the period	-	-	-	-	(181,663)	$(181,663)
Foreign currency translation adjustment	-	-	-	(5,948)	-	(5,948)
Balance as of April 30, 2020 (Unaudited)	59,434,838	$5,943	$1,830,300	$(5,370)	$(1,469,756)	$361,117

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months Ended April 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(305,970)	$(493,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	143,867	138,135
Asset Write-off	74,458	4,264
Reversal on Termination of Leased Asset	(6,507)	-
Gain on Disposal	(11,840)	-

Changes in operating assets and liabilities:
Other receivables	194	(4,267)
Prepayments and Deposits	22,123	46,271
Trade payable	-	5,599
Other payables and accrued liabilities	(21,642)	(4,160)
Inventories	9,607	(4,457)
Amount due to related party	-	(6,030)
Amount due from related party	(1,104)	(30,164)
Leased liabilities	(23,173)	(27,069)
Deposit from customer	(5,933)	14,157
Deposit from franchisee	(3,360)	15,533
Net cash used in operating activities	$(129,280)	$(345,948)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed on disposal of property, plant and equipment	$20,565	$-
Purchase of trademark	-	(26,394)
Purchase of property, plant and equipment	-	(181,099)
Net cash generate from/(used in) investing activities	$20,565	$(207,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from director	$88,492	$136,223
Loan from related party	22,567	42,471
Net cash provided by financing activities	$111,059	$178,694

Effect of exchange rate changes on cash and cash equivalents	(3,355)	(4,082)

Net change in cash and cash equivalents	(1,011)	(378,829)

Cash and cash equivalents, beginning of period	11,670	394,403
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,659	$15,574

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2021

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2021

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

Revenue recognition

Financial Accounting Standards Board, or FASB, issued ASC 606. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services.

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

Property, Plant and equipment

Property, Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Estimated useful life
Leasable equipment	5 years
Computer hardware and software	3 years
Office equipment	3 years
Outlet equipment	3 years
Outlet design	3 years

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2021

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Going concern

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period ended April 30, 2021, the Company has generated revenue of $46,576 and continuously incurred a net loss of $305,970. As of April 30, 2021, the Company suffered an accumulated deficit of $1,950,874. In addition, the company is also having net current liability of $396,806. The Company’s ability to continue as a going concern is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

The functional currency of the parent Company is United States dollar and the functional currency of the subsidiaries MU Worldwide Group Limited (Syechell) and MU Global Holding Limited (Hong Kong) is United States dollar. MU Global Health Management (Shanghai) Limited is in Renminbi.

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

Foreign currencies translation (cont’d)

Translation of amounts from RMB, TWD, and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended April 30
	2021	2020
Period-end RMB : US$1 exchange rate	6.474	7.064
Period-average RMB : US$1 exchange rate	6.623	7.035
Period-end HKD$ : US$1 exchange rate	7.766	7.751
Period-average HKD$ : US$1 exchange rate	7.755	7.802
Period-end TWD: US$1 exchange rate	27.924	29.763
Period-average TWD: US$1 exchange rate	28.498	30.468

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2021

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of April 30, 2021 and July 31, 2020 are summarized below:

	As of April 30, 2021	As of July 31, 2020
	(unaudited)	(audited)
Leasehold improvement	$-	$148,982
Computer hardware and software	129,301	129,301
Outlet equipment	100,686	100,686
Leasable equipment	211,719	223,560
Application development	37,413	37,413
Outlet Design Fee and Equipment	16,963	16,673
Total	496,082	656,705
Accumulated depreciation	$(269,871)	$(220,001)
Foreign currency translation adjustment	24,325	(7,443)
Property, plant and equipment, net	$250,536	$429,261

Depreciation expense for the nine month period ended April 30, 2021 is $124,051.

WRITE OFF OF PROPERTY, PLANT AND EQUIPMENT

	As of April 30, 2021	As of July 31, 2020
	(unaudited)	(audited)
Write off of property and equipment	$148,982	$-
Accumulated depreciation	(80,677)	-
Foreign currency translation adjustment	6,153	-
Total Write off of property and equipment	$74,458	$-

DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT

	As of April 30, 2021 (unaudited)	As of July 31, 2020 (audited)
Proceed from disposal of property, plant and equipment	$20,565	$-
Disposal of equipment at cost	(11,821)	-
Accumulated depreciation	3,096	-
Total gain on disposal	$11,840	$-

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

As of October 31, 2020, the Company had terminate the leased asset which has been recognize on November 1, 2019. Thereafter as of November 1, 2020, the Company recognized approximately US$19,724, lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of November 1, 2020, with discounted rate of 4.15% adopted from People’s Bank of China as a reference for discount rate.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The initial recognition of operating lease right and lease liability as follow:

	As of April 30, 2021	As of July 31, 2020
	(unaudited)	(audited)
Gross lease payable	$21,370	$271,328
Less: imputed interest	(826)	(21,228)
Initial recognition as of November 1, 2020 and 2019	$20,544	$250,100

As April 30, 2021 and July 31, 2020 operating lease right of use asset as follow:

	As of April 30, 2021	As of July 31, 2020
	(unaudited)	(audited)
Initial recognition	$250,100	$250,100
Add: New Lease addition	20,544	-
Less: Termination of lease	(250,100)	-
Balance	20,544	250,100
Foreign exchange translation loss	-	(9,351)
Accumulated amortization	(5,094)	(42,235)
Balance as end of the year	$15,450	$198,514

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

As April 30, 2021 and July 31, 2020 operating lease liability as follow:

	As of April 30, 2021	As of July 31, 2020
	(unaudited)	(audited)
Initial recognition	$250,100	$250,100
Add: New operating lease liability	20,544	-
Less: Termination of lease	(250,100)	-
Less: Foreign exchange translation gain	-	(4,482)
Less: gross repayment	(5,128)	(43,254)
Add: imputed interest	34	4,836
Balance	15,450	207,227
Less: lease liability current portion	(10,193)	(58,796)
Lease liability non-current portion	$5,257	$148,431

For the nine months ended April 30, 2021, the amortization of the operating lease right of use asset are $19,816.

Maturities of operating lease obligation as follow:

Year ending
July 31, 2021 (3 months)	$2,411
July 31, 2022 (12 months)	10,377
October 31, 2022 (3 months)	2,662
Total	$15,450

Other information:

	Nine months ended April 30,
	2021	2020
	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow from operating lease	$23,173	$27,069
Right-of-use assets obtained in exchange for operating lease liabilities	15,450	217,065
Remaining lease term for operating lease (years)	1.5	3.75
Weighted average discount rate for operating lease	4.15%	4.15%

Lease expenses were $2,618 and $22,039 during the three and nine months ended April 30, 2021, respectively. The Company adopt ASC 842 on and after November 1, 2019

5. TRADEMARK

	As of April 30, 2021	As of July 31, 2020
	(Unaudited)	(Audited)
Trademark[1]	$28,138	$28,138
Accumulated amortization	(4,357)	(2,359)
Total trademark	$23,781	$25,779

1The trademarks are held under the company’s subsidiaries in Hong Kong and Shanghai, China.

6. PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of the following at April 30, 2021 and July 31, 2020:

	As of April 30, 2021	As of July 31, 2020
	(Unaudited)	(Audited)
Deposits	$57,089	$66,388
Prepaid expenses	38,768	47,075
Total prepaid expenses and deposits	$95,857	$113,463

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2021

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

As of April 30, 2021, MU Global Holding Limited has an issued and outstanding common share of 59,434,838.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

8. INVENTORIES

	As of April 30, 2021	As of July 31, 2020
	(Unaudited)	(Audited)
Finished goods, at cost	$46,206	$51,798
Total inventories	$46,206	$51,798

9. DUE FROM RELATED PARTIES

	As of April 30, 2021	As of July 31, 2020
	(Unaudited)	(Audited)

Tien Mu International Co., Ltd[1]	$14,024	$12,920
Total	$14,024	$12,920

1 Tien Mu International Co., Ltd is owned by Yen-Yen Niu, the director and chief executive officer of the Company. Tien Mu is the operating agent of the Company in Taiwan’s operation and collects the deposit from franchisee on behalf of the Company.

10. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at April 30, 2021 and July 31, 2020:

	As of April 30, 2021	As of July 31, 2020
	(Unaudited)	(Audited)
Accrued audit fees	$3,550	$14,000
Accrued professional fees	1,250	5,000
Other payable and accrued liabilities	102,840	38,643
Total payables and accrued liabilities	$107,640	$57,643

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. DUE TO RELATED PARTIES

	As of April 30, 2021	As of July 31, 2020
	(Unaudited)	(Audited)
Wu, Chun-Teh[1]	$42,094	$39,066
Hsieh, Chang-Chung[2]	-	46,076
	$42,094	$85,142

As of April 30, 2021, the balance $42,094 represented an outstanding payable to a related party.

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

The amounts due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

12. LOAN FROM DIRECTOR

	As of	As of
	April 30, 2021	July 31, 2020
	(Unaudited)	(Audited)
Loan from Niu Yen-Yen	$274,369	$176,097
Total	$274,369	$176,097

The loan provided by director is unsecured, interest-free with no fixed repayment term, for working capital purpose. The amount is repayable on demand.

13. LOAN FROM RELATED PARTY

	As of April 30, 2021	As of July 31, 2020
	(Unaudited)	(Audited)
Hong Ting Network Technology (Xiamen) Limited[1]	$52,517	$48,739
Total	$52,517	$48,739

1Hong Ting Network Technology (Xiamen) Limited is wholly owned and managed by Ms Yen-Yen Niu, the CEO and director of the company. The loan is unsecured, interest free and repayable in May 2021.

14. INCOME TAXES

For the Nine months Ended April 30, 2021, the local (United States) and foreign components of income/ (loss) before income taxes were comprised of the following:

	Nine months Ended April 30,
	2021	2020
Tax jurisdictions from:
Local	$(26,644)	(46,927)
Foreign, representing
- Seychelles	-	-
- Hong Kong	$(58,517)	(120,104)
- Shanghai	$(220,809)	(326,729)
Loss before income tax	$(305,970)	(493,760)

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

The provision for income taxes consisted of the following:

	For the period ended April 30, 2021	For the year ended April 30, 2020
Current:
- Local	$-	$-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Seychelles, Hong Kong and Shanghai, PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of April 30, 2021, the operations in the United States of America incurred $26,644 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $21,315 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

15. CONCENTRATIONS OF RISK

(a.)Major customers

For the period ended 30 April, 2021, there was no customer who accounted for 10% or more of the Company’s revenues nor with significant outstanding receivables.

(b.) Major suppliers

For the period ended 30 April, 2021, there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payable.

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

Balance as of April 30, 2021	$15,450
Less: lease liability current portion	(10,193)
Lease liability non-current portion	$5,257

17. RELATED PARTY TRANSACTIONS

For the period ended April 30, 2021 the Company has following transactions with related parties:

	For the period ended April 30, 2021	For the year ended July 31, 2020
	(Unaudited)	(Audited)
Professional fee paid:
- Related party A	$1,250	$44,052

Consultation fee paid:
- Related party B	$1,500	$2,893
- Related party C	$39,075	$47,135

Total	$41,825	$94,080

Related party A is the fellow subsidiaries of a corporate shareholder of the Company. Related party B and C are the shareholders of the Company.

For the year ended April 30, 2021, the Company incurred professional fees of $1,250 due to related party A. Related party B and C are the employees of the Company and have provided consultancy service for business operation.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

18. SIGNIFICANT EVENTS

Imposition of lockdown and other restrictive measures

On 23 January 2020, the Chinese government imposed a lockdown in Wuhan and other cities in the province of Hubei in an effort to quarantine the center of an outbreak of COVID-19. The lockdown in the city of Wuhan has set a precedent to other cities, where other cities within the country has implemented respective restrictive measures, including outdoor restrictions and closed management of communities. Shanghai, where the Company primarily operates the business in, was put under closed managed communities on 10 February 2020. The Chinese economy did fully restart until April 2021.

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

19. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2020 up through the date April 30, 2021 was the Company presented these audited consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1 Amendment No.3, dated April 30, 2020, for the period ended April 30, 2021 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 Amendment No.3, dated April 30, 2020, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

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

3

Results of Operation

For the nine months ended April 30, 2021 and 2020

Revenues

For the nine months ended April 30, 2021 and 2020, the Company has generated revenue of $46,576 and $94,527 respectively. The revenue represented income from wellness and beauty services provided to customers and sales of products via Shanghai outlets and sharing of revenue from leasable equipment with business alliance and franchisee.

Cost of Revenue and Gross Margin

For the nine months ended April 30, 2021 and 2020, cost incurred arise in providing wellness and beauty services is $9,607 and $12,342 respectively, and generate a Gross profits for the nine months ended April 30, 2021 and 2020 of $36,969 and $$82,185.

Selling and marketing expenses

For the nine months ended April 30, 2021 and 2020, we had no incurred marketing expenses on April 30, 2021 and incurred amount of $19,490 on April 30, 2020. These expenses comprised of advertisement expenses on Wechat, mobile apps and public research on the market, and travelling expenses.

General and administrative expenses

For the nine months ended April 30, 2021 and 2020, we had incurred general and administrative expenses in the amount of $373,153 and $563,425 respectively. These expenses are comprised of salary, allowance, professional fees, consultancy fee for IT and system management, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $30,214 and $6,970 as other income for the nine months ended April 30, 2021 and 2020. This income is derived from gain on disposal, foreign exchange and interest income.

Net Loss

Our net loss for nine months ended April 30, 2021 and 2020 were $305,970 and $493,760. The net loss mainly derived from the general and administrative expenses incurred.

4

Liquidity and Capital Resources

As of April 30, 2021 and 2020, we had cash and cash equivalents of $10,659 and $15,574 respectively. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

Cash Used In Operating Activities

For the nine months ended April 30, 2021, net cash used in operating activities was $129,280 as compared to net cash used in operating activities of $345,948 for the nine months ended April 30, 2020. The decrease in cash used in operating activities was mainly due to lower spend in general and administrative expenses.

Cash Provided In Financing Activities

For the nine months ended April 30, 2021 and 2020, net cash provided by financing activities was $111,059 and $178,694 respectively. The financing cash flow performance primarily reflects the provision of short-term loan by director and related party.

Cash Provided In Investing Activities

For the nine months ended April 30, 2021 and 2020, the net cash provided in investing activities was $20,565 and used in investing activities was $207,493. The investing cash flow performance primarily reflects the purchase of property, plant and equipment and trademark.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of April 30, 2021.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of APRIL 30, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of APRIL 30, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended APRIL 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MU Global Holding Limited
(Name of Registrant)

Date: June 16, 2021	By:	/s/ NIU YEN YEN
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

Date: June 16, 2021	By:	/s/ HSIEH CHANG CHUNG
	Title:	Chief Financial Officer, (Principal Financial Officer, Principal Accounting Officer)

9