Form 10-K
period 2021-07-31
MU GLOBAL HOLDING Ltd
filed 2021-11-15
CIK 1746119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended July 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-228847

MU Global Holding Limited

(Exact name of registrant issuer as specified in its charter)

Nevada	30-1089215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2F, No. 83, Minshan St., Neihu Dist.,

Taipei City 114063, Taiwan (R.O.C)

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐ NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2021
Common Stock, $.0001 par value	59,434,838

MU Global Holding Limited

FORM 10-K

For the Fiscal Year Ended July 31, 2021

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

MU Global Holding Limited is an early-stage wellness and beauty supply services company, which intends to offer customers a wide range of trusted non-surgical spa services and quality spa care products. All of the previous entities share the same exact business plan with the goal of developing and providing wellness and beauty services to our future clients. We aim to promote improved overall health and beauty in our clients through a holistic detoxification method.

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

In year 2020, COVID-19 crisis has resulted the sales of the global beauty and wellness industry weak due to consumers have had limited access to retail outlets and supply chain bottlenecks have reduced product availability. In China, the industry’s sales fell up to 80 percent compared with 2019. Nevertheless, based on Mckinsey and Company research report on April 8, 2021, shows that consumers care deeply about wellness—and that their interest is growing and the global wellness market is estimated at more than US$1.5 trillion, with annual growth of 5 to 10 percent. A rise in both consumer interest and purchasing power presents tremendous opportunities for companies, particularly as spending on personal wellness rebounds after stagnating or even declining during the COVID-19 crisis

China has large territory, population, diverse ethnicity and cultural background. As such, it has resulted in different consumer orientations in different cities and townships across the country, therefore, it is particularly challenging to tackle the consumer market with a single business model.

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

The Company started offering bedrock bathing services in the Shanghai outlet in January 2019. Different service packages are designed for each tier of service, which include option for subscription-based treatments, and pay per services. The packages offer customers either the option of purchasing our treatments at a discounted price if they purchase in bundle, or they can pay for the service every time they use at normal price. The bundle comprises of 3 different number of visits per bundle i.e., 10 times visit package, 20 times visit package, and 30 times visit package. We have also implemented a member database for our bedrock bathing centre. Customers can join our membership at an attracting fee to enjoy the services provided at member price. In addition to that, the Company also allows customers to purchase the services package via online and WeChat.

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

Patent

On September 4, 2019, our subsidiary, MU Global Health Management (Shanghai) Limited made 5 patent applications to China National Intellectual Property Administration (CNIPA) in regards to stone spa bed thermostatic control setting. On May 5, 2020, CNIPA officially granted one patent to MU Global Health Management (Shanghai) Limited for a duration period of 10 years, with an effective date from September 4, 2019. In the year ended July 31, 2021, CNIPA officially granted another four patents to MU Global Health Management (Shanghai) Limited for a duration period of 10 years, with an effective date from September 4, 2019. On June 22 2021, Intellectual Property Office of Singapore officially granted one invention patent to MU Global Holding Limited (HK) for a duration period of 20 years, with an effective date from September 11, 2019.

Category	Registration Number	Thermostatic Control Setting Plan	Ownership	Country	Effective Date and Duration

Patent	ZL 2019 2 1458259.5		MU Global Health Management	China	May 5, 2020 For 10 Years
Patent	ZL 2019 2 1474367.1		MU Global Health Management	China	August 21, 2020 For 10 Years
Patent	ZL 2019 2 1462066. 7		MU Global Health Management	China	August 28, 2020 For 10 Years
Patent	ZL 2019 2 1458272.0		MU Global Health Management	China	September 29, 2020 For 10 Years
Patent	ZL 2019 2 1458071.0		MU Global Health Management	China	December 15, 2020 For 10 Years
Patent	10201908402Q		MU Global Holding Limited (HK)	Singapore	June 22, 2021 For 20 Years (from September 11, 2019)

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

Competition

The beauty and wellness industry are highly competitive and fragmented, we might be in disadvantage competing with competitor who has greater reserve or has higher access to capital than the Company do to deploy in operations, capital expenditure, and marketing activities. We hope to maintain a competitive advantage by utilizing the knowledge and expertise of the Company in the industry and our beyond satisfactory customer service.

Customers

For the year ended July 31, 2021, the Company has generated revenue amounted to $64,951 from customers under the ordinary course of business. The revenue mainly represented direct sales to outlet shop customers, sales of products, and profit sharing amongst agents and franchised stores.

Employees

As of July 31, 2021, the company has a total 4 employees. At the moment, the company has adopted accountability system, hence management personnel have flexible working hours.

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

ITEM 2. PROPERTIES

We had a physical office in Shanghai with address of Room 205, #2 Building, Alley 1343 Tongpu Rd, Putuo District, Shanghai City, 200234, People Republic of China. This location has been rented by MU Global Health Management (Shanghai) Limited for a 24-month period from November 1, 2020 to October 31, 2022, for an initial deposit of RMB 11,442.76 and additional bi-monthly payments in the amount of RMB 5,721.38 over the course of the lease. The office lease ended on October 31, 2022.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

As of July 31, 2021, we had 59,434,838 shares of our Common Stock par value, $.0001 issued and outstanding. There were 171 beneficial owners of our Common Stock.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended July 31, 2021.

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

At present, we have a physical office in Shanghai with address of Room 205, #2 Building, Alley 1343 Tongpu Rd, Putuo District, Shanghai City, 200234, People Republic of China. In the future, we do not have definitive plans for which markets intend to expand to, but we base our operations in Shanghai, as we prepare for future unidentified expansion efforts.

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

Results of Operations

Revenues for the year ended July 31, 2021

The Company generated revenue of $ 64,951 and $98,478 for the year ended July 31, 2021 and 2020. The revenue represented income from wellness and beauty services provided to customers and sales of products via Shanghai outlets.

Cost of Revenue and Gross Margin

For the year ended July 31, 2021 and 2020, cost incurred in providing wellness and beauty services amounted to $17,218 and $10,718 respectively. Following the commencement of business operation in January 2018, the Company generated gross profits of $47,733 and $87,760 for the year ended July 31, 2021 and 2020.

Selling and Marketing Expenses

Selling and distribution expenses for the year ended July 31, 2021 and 2020 amounted to $7,180 and $25,668 respectively, comprising advertisement expenses on WeChat, mobile apps and market public research.

General and Administrative Expenses

General and administrative expenses for the year ended July 31, 2021 and 2020 amounted to $ 463,641 and $737,170 respectively, comprising salary, allowances, professional fees, consultancy fee for IT and system management, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $36,144 and $6,170 as other income for the year ended July 31, 2021 and 2020 respectively, being interest income, foreign exchange gain and gain on disposal.

Net Loss

Net loss for the year ended July 31, 2021 and 2020 amounted to $386,944 and $668,908 respectively. The decrease in net loss of $281,964 due to management have carried out strict control in expenses to reduce the general and administrative expenses incurred during the year ended July 31, 2021

Liquidity and Capital Resources

As of July 31, 2021 and 2020, we had working capital of shortage of $170,303 and shortage of $317,145, consisting of cash and cash equivalents of $ 20,231 and $11,670 respectively. During the year ended July 31, 2021 and 2020, we had negative operating cash flows due to revenue is insufficient to cover the general and administrative expenses as the company still in the development stage of commercialize its services and products and also the impact of impact of COVID-19 outbreak in China, which further slowdown the business development of the company.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the year ended July 31, 2021, the Company had met these requirements primarily from the financial support from director and related company.

Cash Used in Operating Activities

For the year ended July 31, 2021 and 2020, net cash used in and from operating activities was $156,580 and $393,131 respectively. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Provided in Financing Activities

For the year ended July 31, 2021 and 2020, net cash provided by financing activities was $157,363 and $224,836 respectively. The financing cash flow performance primarily reflects are loan from director and related company.

Cash Used in Investing Activities

For the financial year ended July 31, 2021 and 2020, the net cash provided by and used in investing activities was $ 6,795 and $210,463 respectively. The investing cash flow performance primarily reflects the purchase of plant, equipment and trademarks.

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

For the year ended July 31, 2021, the Company has generated revenue of $64,951 and continuously incurred a net loss of $386,944. As of July 31, 2021, the Company suffered an accumulated deficit of $2,031,848. The Company’s ability to continue as a going concern is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

Translation of amounts from RMB, TWD and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended July 31,
	2021	2020

Year-end RMB : US$1 exchange rate	6.461	6.976
Year-average RMB : US$1 exchange rate	6.578	7.043
Year-end HK$ : US$1 exchange rate	7.772	7.750
Year-average HK$ : US$1 exchange rate	7.758	7.790
Year-end TWD : US$1 exchange rate	27.972	29.361
Year-average TWD : US$1 exchange rate	28.340	30.269

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

As of July 31, 2021, the management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the management concluded that during the year covered by this Report, internal controls and procedures overall were not effective. This was due to the deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of July 31, 2021.

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

As a result of the material weaknesses described above, the management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2021 based on the criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2021.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Niu Yen-Yen	47	Chief Executive Officer, President, Secretary, Treasurer, Director
Hsieh Chang-Chung	60	Chief Financial Officer

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

Hsieh Chang-Chung- Chief Financial Officer

In 1985, Mr. Hsieh Chang-Chung received Master of Business Administration from Chung Yuan Christian University, Taiwan. From 1989 to 1992, Mr. Hsieh worked as the Special Assistant to the Chairman of Fu-I Industrial Group, a listed company in Taipei Stock Exchange. He served as the Co-Founder and Executive Vice President of Quanton Optronics Inc. from November 1992 to December 1993. Mr. Hsieh had also served as the Controller of UTC Co., Ltd from 1994 to 1995. From 1995 to 1998, Mr. Hsieh served as the Chief Staff of the CEO Office in EMI. Ltd., which is a listed company in Taipei Stock Exchange. He also served as the Vice President of Far Eastern VC Investment Co., Ltd from 1997 to 2006.

From 1999 to 2008, Mr. Hsieh served as the Chief Financial Officer and Senior Vice President of Eastern Multimedia Co., Ltd. (which was renamed to Kbro Co., Ltd. in 2006) in Taiwan. He then served as the Vice President and Chief Investment Officer of Head Office in Eastern Media International Group (EMI) from 2008 to 2016. From 2016 to 2019, Mr. Hsieh has served as the Senior Consultant of Eastern Media International Group (EMI) in Taiwan.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year July 31, 2021, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Niu Yen Yen, Chief Executive Officer, President,	For the year ended July 31, 2021	-	-	-	-	-	-	-	-
Secretary, Treasurer, Director	For the year ended July 31, 2020	-	-	-	-	-	-	-	-

Hsieh Chang- Chung,	For the year ended July 31, 2021	32,600	-	-	-	-	-	-	32,600
Chief Financial Officer	For the year ended July 31, 2020	97,937	-	-	-	-	-	-	97,937

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

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 31, 2021, the Company has 59,434,838 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of July 31, 2021 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Niu Yen-Yen, Chief Executive Officer (“Principal Executive Officer”), President, Secretary, Treasurer and Director	18,869,448	31.75%	31.75%
Server Int’l Co., Ltd[1]	10,100,000	16.99%	16.99%
Hsieh Chang-Chung, Chief Financial Officer (“Principal Financial Officer” and “Principal Accounting Officer”)	200,000	0.34%	0.34%
All of executive officers and director as a group	29,169,448	49.08%	49.08%

5% or greater shareholders (excluding officers/directors)
	-	-	-

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

From August 1, 2020 to July 31, 2021, Ms. Niu Yen-Yen had 395,000 common stock transferred in and had sold 3,364,921 common stock.

During the year ended July 31, 2020 and July 31, 2019 the Company paid $21,600 and $200,000 to Greenpro Financial Consulting Limited for professional services respectively.

During the year ended July 31, 2021 and July 31, 2020 the Company paid $26,460 and $21,600 to Greenpro Financial Consulting Limited for professional services respectively.

Related Party Transactions

Related party transactions as of July 31, 2021 and 2020 are as per table below:

	Year ended July 31, 2021	Year ended July 31, 2020
	(Audited)	(Audited)
Professional fee paid:
- Related party A	$26,460	$44,052

Consultation fee paid:
- Related party B	$21,800	$2,893
- Related party C	$10,500	$47,135

Total	$58,760	$94,080

Related party A is the fellow subsidiaries of a corporate shareholder of the Company. Related party B and C are the shareholders of the Company.

For the year ended July 31, 2021, the Company incurred professional fees of $26,460 due to related party A. Related party B and C are consultant of the Company and have provided consultancy service for business operation.

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

	Year ended July 31, 2021	Year ended July 31, 2020
Audit fees	$14,000	$14,000
Audit related fees	10,650	9,900
Tax fees	-	-
All other fees	-	-
Total	$24,650	$23,900

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

MU GLOBAL HOLDING LIMITED.
(Name of Registrant)

Date: November 15, 2021	By:	/s/ NIU YEN YEN
	Title:	Chief Executive Officer,
President, Director, Secretary and Treasurer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ HSIEH CHANG CHUNG
	Title:	Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of MU Global Holding Limited.

2F, No. 83, Minshan St.,

Neihu Dist., Taipei City,

114063 , Taiwan (R.O.C.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MU Global Holding Limited (the ‘Company’) as of July 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the each of two years in the year ended of July 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and 2020, and the results of its operations and its cash flows for each of two years in the year ended July 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s losses from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matters below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of property, plant and equipment

The Group has property, plant and equipment amounting to USD219,669 as representing 51% of the Group’s total assets as at July 31, 2021.

The Group carries out an impairment test by comparing the recoverable amount of cash generating unit (“CGU”) based on value in use method and the carrying amounts.

The impairment test was significant to our audit due to complexity of the assessment process involving significant judgements and estimation uncertainty in making key assumptions about future market and economic conditions growth rates, profit margins, discount rate, etc. for value in use of CGU based on the future discounted cash flows.

Our procedures in relation to management’s impairment assessments included, amongst others:

(a)	Examining management’s cash flows forecast that support the impairment assessment;
(b)	Assessing the reliability of management’s forecast through the review of past trends of actual financial performance against previous forecast results;
(c)	Evaluating the reasonableness and consistency of key assumptions and inputs used in cash flow projection to available external industry sources of data;
(d)	Performing sensitivity analysis to stress test the key assumptions and inputs used in the impairment assessment; and
(e)	Assessing the adequacy and reasonableness of the disclosures in the financial statements.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT
We have served as the Company’s auditor since 2021.
Kuala Lumpur, Malaysia

November 12, 2021

MU GLOBAL HOLDING LIMITED.

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of July 31,
	2021	2020
ASSETS
NON-CURRENT ASSETS
Property, plant and equipment	$219,669	$429,261
Leased asset – Right of use	12,966	198,514

	232,635	627,775

INTANGIBLE ASSET
Patent and Trademark	$24,116	$25,779

	256,751	653,554

CURRENT ASSETS
Other receivables	$-	$193
Prepayments and deposits	101,688	113,463
Amount due from related party	10,425	12,920
Inventories	38,374	51,798
Cash and cash equivalents	20,231	11,670

Total current assets	170,718	190,044

TOTAL ASSETS	$427,469	$843,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
NON-CURRENT LIABILITIES
Leased liabilities	$2,647	$148,431
Loan from related party	52,620	-
Loan from Director	136,193	-
Loan from third party	85,895	-

	$277,355	$148,431
CURRENT LIABILITIES
Other payables and accrued liabilities	22,092	57,643
Amounts due to related parties	95,453	85,142
Deposit from franchisees	33,701	42,624
Deposit from customers	41,013	38,148
Loan from Director	138,443	176,097
Loan from related party	-	48,739
Leased liabilities	10,319	58,796

Total current liabilities	341,021	507,189

TOTAL LIABILITIES	$618,376	$655,620

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 59,434,838 and 59,434,838 shares issued and outstanding as of July 31, 2020 and July 31, 2019 respectively	5,943	5,943
Additional paid-in capital	1,830,300	1,830,300
Foreign currency adjustment	4,698	(3,361)
Accumulated deficit	(2,031,848)	(1,644,904)

Total Stockholders’ Equity	(190,907)	187,978

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$427,469	$843,598

See accompanying notes to consolidated financial statements.

MU GLOBAL HOLDING LIMITED.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR YEARS ENDED JULY 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended July 31, 2021	For the year ended July 31, 2020
REVENUE	$64,951	$98,478

COST OF REVENUE	(17,218)	(10,718)

GROSS PROFIT	47,733	87,760

OTHER INCOME	36,144	6,170

SELLING AND MARKETING EXPENSES	(7,180)	(25,668)

GENERAL AND ADMINISTRATIVE EXPENSES	(463,641)	(737,170)

LOSS BEFORE INCOME TAX	$(386,944)	$(668,908)

INCOME TAXES PROVISION	-	-

NET LOSS	(386,944)	(668,908)

Other comprehensive (loss)/income:
- Foreign exchange translation (loss)/gain	8,059	(12,088)

TOTAL COMPREHENSIVE LOSS	$(378,885)	$(680,996)

Net loss per share - Basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	59,434,838	59,434,838

See accompanying notes to consolidated financial statements.

MU GLOBAL HOLDING LIMITED.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEARS ENDED JULY 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON SHARES		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of Shares	Amount
Balance as of August 1, 2019	59,434,838	$5,943	$1,830,300	$8,727	$(975,996)	$868,974
Net loss for the year	-	-	-	-	(668,908)	(668,908)
Foreign currency translation adjustment	-	-	-	(12,088)	-	(12,088)

Balance as of July 31, 2020	59,434,838	$5,943	$1,830,300	$(3,361)	$(1,644,904)	$187,978
Net loss for the year					(386,944)	(386,944)
Foreign currency translation adjustment				8,059		8,059

Balance as of July 31, 2021	59,434,838	$5,943	$1,830,300	$4,698	$(2,031,848)	$(190,907)

See accompanying notes to consolidated financial statements

MU GLOBAL HOLDING LIMITED.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR YEARS ENDED JULY 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended July 31, 2021	For the year ended July 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(386,944)	$(668,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	193,447	192,151
Asset written-off	75,029	20,810
Reversal on termination of leased asset	(6,471)	-
Gain on disposal	(16,695)	-
Changes in operating assets and liabilities:
Trade receivables	193	(193)
Other receivables	-	18,804
Prepayments and deposits	16,416	44,167
Amount due from related parties	2,495	(12,920)
Inventories	17,549	(7,851)
Other payables and accrued liabilities	(14,405)	(35,756)
Amount due to related parties	-	41,076
Leased liabilities	(25,733)	(33,523)
Deposit from franchisees	(3,366)	10,864
Deposit from customers	(8,095)	38,148

Net cash used in operating activities	$(156,580)	$(393,131)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed on disposal of property, plant and equipment	28,046	-
Purchase of trademark	$(1,286)	$(28,138)
Purchase of property, plant and equipment	(19,965)	(182,325)
Net cash used in investing activities	$6,795	$(210,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from Director	$88,492	$176,097
Loan from related party	68,871	48,739
Net cash from financing activities	$157,363	$224,836

Effect of exchange rate changes on cash and cash equivalents	983	(3,975)

Net change in cash and cash equivalents	8,561	(382,733)

Cash and cash equivalents, beginning of year	$11,670	$394,403

CASH AND CASH EQUIVALENTS, END OF YEAR	$20,231	$11,670
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

MU GLOBAL HOLDING LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2021 AND 2020

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended July 31, 2021, the Company incurred a net loss of $386,944 and capital deficiency of $190,907 which raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Since the establishment, the Company has been focusing to expand in the Chinese market, with other country also under consideration as target destinations. As an emerging industry in China, the beauty and wellness industry are still in the early stage as there is a huge potential for the industry to growth significantly. According to a report published by the Chinese State Department, the beauty and wellness industry of the country is expected reach the market value of China 8 trillion Chinese Yuan by 2020, accounting for 6.5% of the country Gross Domestic Product (GDP).

In year 2020, COVID-19 crisis has resulted the sales of the global beauty and wellness industry weak due to consumers have had limited access to retail outlets. and supply chain bottlenecks have reduced product availability. In China, the industry’s February sales fell up to 80 percent compared with 2019. Nevertheless, based on Mckinsey and Company research report on April 8, 2021,shows that consumers care deeply about wellness—and that their interest is growing and estimate the global wellness market at more than US$1.5 trillion, with annual growth of 5 to 10 percent. A rise in both consumer interest and purchasing power presents tremendous opportunities for companies, particularly as spending on personal wellness rebounds after stagnating or even declining during the COVID-19 crisis

China has large territory, population, diverse ethnicity and cultural background. As such, it has resulted in different consumer orientations in different cities and townships across the country, which is particularly challenging to tackle the consumer market with a single business model.

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

For the year ended July 31, 2021, the Company has generated revenue of $64,951 and continuously incurred a net loss of $386,944. As of July 31, 2021, the Company suffered an accumulated deficit of $2,031,848. The Company’s ability to continue as a going concern is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

FOR THE YEARS ENDED JULY 31, 2021 AND 2020

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

Translation of amounts from RMB, TWD and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended July 31,
	2021	2020
Year-end RMB : US$1 exchange rate	6.461	6.976
Year-average RMB : US$1 exchange rate	6.578	7.043
Year-end HK$ : US$1 exchange rate	7.772	7.750
Year-average HK$ : US$1 exchange rate	7.758	7.790
Year-end TWD : US$1 exchange rate	27.972	29.361
Year-average TWD : US$1 exchange rate	28.340	30.269

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

FOR THE YEARS ENDED JULY 31, 2021 AND 2020

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

FOR THE YEARS ENDED JULY 31, 2021 AND 2020

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

From August 1, 2020 to July 31, 2021, Ms. Niu Yen-Yen, the CEO of the Company, had 395,000 common stock transferred from 3 non-US residents and had sold 3,364,921 common stock to 20 non-US residents.

As of July 31, 2021, the Company has an issued and outstanding common share of 59,434,838.

MU GLOBAL HOLDING LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. PROPERTY, PLANT AND EQUIPMENT

	As of July 31, 2021	As of July 31, 2020
	(Audited)	(Audited)
Leasehold Improvement	$-	148,982
Computer hardware and software	129,301	129,301
Office equipment	120,651	100,686
Leasable equipment	216,924	223,560
Outlet design fee and equipment[1]	16,763	16,763
Application development fee	37,413	37,413
Total	521,052	656,705
Accumulated depreciation[2]	(307,197)	(220,001)
Foreign currency translation adjustment	5,814	(7,443)
Property, plant and equipment, net	$219,669	429,261

1 For the year ended July 31, 2021, the company have terminated the lease of office and outlet shop and have written off the lease improvement amounted to $74,458.

2 Depreciation expense for the year ended July 31, 2021 and July 31, 2020 was $167,873 and $147,557 respectively.

WRITE OFF OF PROPERTY, PLANT AND EQUIPMENT

	As of July 31, 2021 (audited)	As of July 31, 2020 (audited)
Write off of property and equipment	$148,982	$-
Accumulated depreciation	(80,677)	-
Foreign currency translation adjustment	6,153	-
Total Write off of property and equipment	$74,458	$-

DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT

	As of July 31, 2021 (audited)	As of July 31, 2020 (audited)
Proceed from disposal of property, plant and equipment	$28,065	$-
Disposal of equipment at cost	(16,141)	-
Accumulated depreciation	4,771	-
Total gain on disposal	$16,695	$-

5. LEASE

As of October 31, 2020, the Company had terminated the leased asset which has been recognize on November 1, 2019. Thereafter as of November 1, 2020, the Company recognized approximately US$19,724, lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of November 1, 2020, with discounted rate of 4.15% adopted from People’s Bank of China as a reference for discount rate.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The initial recognition of operating lease right and lease liability as follow:

	As of July 31, 2021	As of July 31, 2020
	(Audited)	(Audited)
Gross lease payable	$21,370	$271,328
Less: imputed interest	(826)	(21,228)
Initial recognition as of November 1, 2020 and 2019	$20,544	$250,100

As July 31, 2021 and July 31, 2020 operating lease right of use asset as follow:

	As of July 31, 2021	As of July 31, 2020
	(Audited)	(Audited)
Initial recognition	$250,100	$250,100
Add: New Lease addition	20,544	-
Less: Termination of lease	(250,100)	-
Balance	20,544	250,100
Foreign exchange translation loss	(247)	(9,351)
Accumulated amortization	(7,331)	(42,235)
Balance end of the year	$12,966	$198,514

As July 31, 2021 and July 31, 2020 operating lease liability as follow:

	As of July 31, 2021	As of July 31, 2020
	(Audited)	(Audited)
Initial recognition	$250,100	$250,100
Add: New operating lease liability	20,544	-
Less: Termination of lease	(250,100)	-
Less: Foreign exchange translation gain	(247)	(4,482)
Less: gross repayment	(7,828)	(43,254)
Add: imputed interest	497	4,836
Balance	12,966	207,227
Less: lease liability current portion	(10,319)	(58,796)
Lease liability non-current portion	$2,647	$148,431

For the year ended July 31, 2021, the amortization of the operating lease right of use asset was $7,331 while for year ended July 31, 2020, the amortization of the operating lease right of use asset was $42,235.

Maturities of operating lease obligation as follow:

Year ending
July 31, 2022 (12 months)	10,319
October 31, 2022 (3 months)	2,647
Total	$12,966

Other information:

	Year ended	Year ended
	July 31, 2021	July 31, 2020
	(Audited)	(Audited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$25,733	$33,523
Right-of-use assets obtained in exchange for operating lease liabilities	$12,966	$198,514
Remaining lease term for operating lease (years)	1.25	3.25
Weighted average discount rate for operating lease	4.15%	4.15%

Lease expenses were $2,656 and $24,695 during the year ended July 31, 2021 and July 31, 2020 respectively.

6. TRADEMARK

	As of	As of
	July 31, 2021	July 31, 2020
	(Audited)	(Audited)
Trademark[1]	$29,563	$28,138
Accumulated amortization	(5,425)	(2,359)
Foreign currency translation adjustment	(22)	-
Trademark, net	$24,116	$25,779

1 The trademarks are held under the Company’s subsidiaries in Hong Kong and Shanghai, China.

Amortization expense for the year ended July 31, 2021 and July 31, 2020 was $3,066 and $2,359 respectively.

7. PREPAYMENTS AND DEPOSITS

	As of	As of
	July 31, 2021	July 31, 2020
	(Audited)	(Audited)
Prepayments	$41,501	$47,075
Deposits	60,187	66,388
Total prepayments and deposits	$101,688	$113,463

8. AMOUNT DUE FROM RELATED PARTY

	As of	As of
	July 31, 2021	July 31, 2020
	(Audited)	(Audited)
Tien Mu International Co., Ltd[1]	$10,425	$12,920
Total amount due from related party	$10,425	$12,920

1 Tien Mu International Co., Ltd is owned by Ms. Niu Yen-Yen, the Director and Chief Executive Officer of the Company. Tien Mu International Co., Ltd is an operating agent of the Company’s operation in Taiwan, which collects deposits from franchisees on behalf of the Company.

9. INVENTORIES

	As of	As of
	July 31, 2021	July 31, 2020
	(Audited)	(Audited)
Finished goods, at cost	$38,374	$51,798
Total inventories	$38,374	$51,798

10. LOAN FROM RELATED PARTY

	As of July 31, 2021	As of July 31, 2020
	(Audited)	(Audited)
Hong Ting Network Technology (Xiamen) Limited[1]	$52,620	$48,739
Total loan from related party	$52,620	$48,739

1 Hong Ting Network Technology (Xiamen) Limited is wholly-owned by Ms. Niu Yen-Yen, who is also the Director and Chief Executive Officer of the Company. The loan is unsecured, interest-free and repayable in May 31,2020 and further extended to May 31, 2023 with a loan agreement entered on September 2, 2021.

11. LOAN FROM THIRD PARTY

	As of July 31, 2021	As of July 31, 2020
	(Audited)	(Audited)
Shang Hai Shi Ba Enterprise Management Centre	$85,895	$-
Total loan from third party	$85,895	$-

The loan is unsecured, interest-free and repayable on July 22, 2023.

12. LOAN FROM DIRECTOR

	As of July 31, 2021	As of July 31, 2020
	(Audited)	(Audited)
Current	$138,443	$176,097
Non-current	136,193	-
Total loan from Director	$274,636	$176,097

The loan provided by director Niu Yen-Yen is unsecured, interest-free with no fixed repayment term, for working capital purpose. The amount is repayable on demand.

13. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of	As of
	July 31, 2021	July 31, 2020
	(Audited)	(Audited)
Other payables	$2,942	$38,643
Accrued audit fees	14,000	14,000
Accrued professional fees	5,150	5,000
Total other payables and accrued liabilities	$22,092	$57,643

MU GLOBAL HOLDING LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. AMOUNT DUE TO RELATED PARTIES

	As of July 31, 2021	As of July 31, 2020
	(Audited)	(Audited)
Wu, Chun-Teh[1]	$42,177	$39,066
Hsieh, Chang-Chung[2]	53,276	46,076
	$95,453	$85,142

As of July 31, 2021, the balance $95,453 represented an outstanding payable to related parties.

1 Wu, Chun-the is a shareholder of the Company, at the same time providing consultation services to the Company and also staff of the Company, have paid operational expenses such as renovation cost, rental and staff salaries on behalf of the Company.

2 Hsieh, Chang-Chung is the Chief Financial Officer (“Principal Financial Officer”, “Principal Accounting Officer”) of the Company, and the amount represents the salary expense accrued.

The amounts due to related parties are unsecured, interest-free with no fixed repayment term and for working capital purpose.

15. INCOME TAXES

For the year ended July 31, 2021 and July 31, 2020, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Year ended July 31, 2021	Year ended July 31, 2020
	(Audited)	(Audited)
Tax jurisdictions from:
- Local	$(51,144)	$(78,874)
- Foreign, representing
Seychelles	(1,000)	-
Hong Kong	(66,837)	(157,037)
People’s Republic of China (“PRC”)	(267,963)	(416,304)
Loss before income tax	$(386,944)	$(652,215)

The provision for income taxes consisted of the following:

	Year ended July 31, 2021	Year ended July 31, 2020
	(Audited)	(Audited)
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States, Seychelles, Hong Kong, and PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of July 31, 2021, the operations in the United States of America incurred $ 51,144 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $40,915 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

FOR THE YEARS ENDED JULY 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. CONCENTRATIONS OF RISKS

(a) Major customers

For the year ended July 31, 2021, and 2020, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2021	2020	2021	2020	2021	2020
	Revenues		Percentage of revenues		Accounts receivable, trade
	(Audited)		(Audited)		(Audited)

Customer A	$10,642	$-	16%	-	$-	-
Customer B	13,302	-	20%	-	-	-
Customer C	18,243	-	28%	-	-	-
Customer D	-	35,354	-	36%	-	-
Customer E	-	12,487	-	13%	-	-
	$42,187	$47,841	64%	39%	$-	-

(b) Major suppliers

For the year ended July 31, 2021, there are no vendors who accounted for 10% or more of the Company’s purchase and the accounts payable balances at period-end.

(c) Major suppliers for property, plant and equipment

For the year ended July 31, 2021, the Company had no purchase any property, plant and equipment. Therefore, no major supplier was recorded for the year ended July 31 2021.

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

17. COMMITMENTS AND CONTINGENCIES

On November 1, 2020, the Company entered into a contract rental agreement to rent the office in Shanghai for a period of 2 years commencing November 1, 2020

As of July 31, 2021, the Company has the aggregate minimal rent payments due in the next year as follows:

Year ending July 31

2022	$8,698
Total	$8,698

18. RELATED PARTY TRANSACTIONS

For the year ended July 31, 2021 the Company has following transactions with related parties:

	Year ended July 31, 2021	Year ended July 31, 2020
	(Audited)	(Audited)
Professional fee paid:
- Related party A	$26,460	$44,052

Consultation fee paid:
- Related party B	$21,800	$2,893
- Related party C	$10,500	$47,135

Total	$58,760	$94,080

Related party A is the fellow subsidiaries of a corporate shareholder of the Company. Related party B and C are the shareholders of the Company.

For the year ended July 31, 2021, the Company incurred professional fees of $26,460 due to related party A. Related party B and C are consultant of the Company and have provided consultancy service for business operation.

19. SIGNIFICANT EVENTS

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

The Management had considered the impact of COVID-19 outbreak in China, which would have affected the financial position, performance and cash flow of the Company for the financial year ended July 31, 2021. It was concluded that the impact of non-adjusting events arising from COVID-19 outbreak has not significantly affected the fair value of the financial assets or liabilities and non-financial assets of the Company, including the classification of non-current and current items that were presented on the reporting date.

20. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of July 31, 2021, and events which occurred subsequently but were not recognized in the financial statements. During the year, there was no subsequent event that required recognition or disclosure.

