Form 10-Q
period 2021-10-31
MU GLOBAL HOLDING Ltd
filed 2021-12-14
CIK 1746119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 31, 2021

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2021
Common Stock, $.0001 par value	59,434,838

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of October 31, 2021 (unaudited) and July 31, 2021 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three Months Ended October 31, 2021 (unaudited) and October 31, 2020 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended October 31, 2021 (unaudited) and 2020 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2021 (unaudited) and October 31, 2020 (unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements	F-6 - F-18
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-5
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES	6
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	7
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	7
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	7
ITEM 4	MINE SAFETY DISCLOSURES	7
ITEM 5	OTHER INFORMATION	7
ITEM 6	EXHIBITS	8
	SIGNATURES	9

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of October 31, 2021 (unaudited) and July 31, 2021 (audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three Months Ended October 31, 2021 (unaudited) and October 31, 2020 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended October 31, 2021 (unaudited) and 2020 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2021(unaudited) and October 31, 2020 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements	F-6-F-18

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2021 AND JULY 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	October 31, 2021	July 31, 2021
	Unaudited	Audited
ASSETS
NON-CURRENT ASSETS
Property, plant and equipment	$173,496	$219,669
Leased asset – Right of use	10,532	12,966
Patent and trademark	26,197	24,116
	$210,225	$256,751
CURRENT ASSETS
Prepayments and deposits	$100,222	$101,688
Amount due from related party	31,498	10,425
Inventories	38,575	38,374
Cash and cash equivalents	5,478	20,231

Total Current Assets	$175,773	$170,718

TOTAL ASSETS	$385,998	$427,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
NON-CURRENT LIABILITIES
Lease liabilities	$-	$2,647
Loan from related party	52,652	52,620
Loan from third party	86,763	85,895
Loan from Director	137,571	136,193

Total Non-Current Liabilities	$276,986	$277,355

CURRENT LIABILITIES
Other payables and accrued liabilities	$22,672	$22,092
Amounts due to related parties	103,380	95,453
Deposit from franchisees	31,135	33,701
Deposit from customers	41,428	41,013
Loan from Director	141,943	138,443
Leased liabilities	10,532	10,319

Total Current Liabilities	$351,090	$341,021

TOTAL LIABILITIES	$628,076	$618,376

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 59,434,838 shares issued and outstanding as of October 31, 2021 and July 31, 2021	5,943	5,943
Additional paid in capital	1,830,300	1,830,300
Foreign currency adjustment	2,817	4,698
Accumulated deficit	(2,081,138)	(2,031,848)
TOTAL STOCKHOLDERS’ EQUITY	$(242,078)	$(190,907)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$385,998	$427,469

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE THREE MONTHS ENDED OCTOBER 31, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	Three months ended October 31,
	2021	2020
REVENUE	$593	$21,695

COST OF REVENUE	(187)	(1,711)

GROSS PROFIT	406	19,984

OTHER INCOME	21,546	4,666

SELLING, GENERAL AND ADMINISTRATIVE AND OPERATING EXPENSES	(71,242)	(121,251)

LOSS BEFORE INCOME TAX	(49,290)	(96,601)

TAX PROVISION	-	-

NET LOSS	$(49,290)	$(96,601)

Other comprehensive (loss)/income:
- Foreign currency translation adjustment	(1,881)	2,877

TOTAL COMPREHENSIVE LOSS	$(51,171)	$(93,724)

Net income/(loss) per share- Basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	59,434,838	59,434,838

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THREE MONTHS ENDED OCTOBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Three months ended 31 October 2021
	COMMON SHARES		ADDITIONAL	Accumulate Others
	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Total Equity
Balance as of August 1, 2021	59,434,838	$5,943	$1,830,300	$4,698	$(2,031,848)	$(190,907)
Net loss for the period	-	-	-	-	(49,290)	(49,290)
Foreign currency translation adjustment	-	-	-	(1,881)	-	(1,881)
Balance as of October 31, 2021	59,434,838	$5,943	$1,830,300	$2,817	$(2,081,138)	$(242,078)

Three months ended October 31, 2020
	Common Stock		Additional	Accumulated Other		Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance as of August 1, 2020	59,434,838	$5,943	$1,830,300	$(3,361)	$(1,644,904)	$187,978
Net loss	-	-	-	-	(96,601)	(96,601)
Foreign currency translation	-	-	-	2,877	-	2,877
Balance as of October 31, 2020 (Unaudited)	59,434,838	$5,943	$1,830,300	$(484)	$(1,741,505)	$94,254

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	Three months ended October 31
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,290)	$(96,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	37,431	40,671
Amortization	3,328	15,925
Gain on disposal	(19,714)	(2,463)
Changes in operating assets and liabilities:
Accounts receivables	-	(196)
Other receivables	-	(2,017)
Prepayments and deposits	1,904	1,738
Other payables and accrued liabilities	(52,726)	42,389
Amount due to related party	60,776	-
Inventories	187	(484)
Deposit from customer	-	(1,104)
Lease liabilities	(2,566)	(18,611)
Amount due from related party	(21,073)	(2,040)
Deposit from franchisee	(2,856)	519
Net cash used in operating activities	$(44,599)	$(22,274)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of patent	(2,841)	-
Proceed on disposal	30,000	4,760
Net cash generate from / (used) in investing activities	$27,159	$4,760

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	$3,500	$14,992
Loan from third party	(500)	2,065
Net cash provided by financing activities	$3,000	$17,057

Effect of exchange rate changes on cash and cash equivalents	(313)	(288)

Net change in cash and cash equivalents	(14,753)	(745)

Cash and cash equivalents, beginning of period	20,231	11,670
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,478	$10,925

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2021

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended October 31, 2021, and 2020, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended October 31, 2021, are not necessarily indicative of the results that may be expected for the year ending July 31, 2022 The Condensed Consolidated Balance Sheet information as of October 31, 2021, was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended July 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on November 15, 2021. These financial statements should be read in conjunction with that report.

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

Revenue recognition

The Company follows the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2021

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

For the period ended October 31, 2021, the Company has generated revenue of $593 and continuously incurred a net loss of $49,290. As of October 31, 2021, the Company suffered an accumulated deficit of $2,081,138. The Company’s ability to continue as a going concern is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2021

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

The functional currency of the parent Company is United States dollar and the functional currency of the subsidiaries MU Worldwide Group Limited (Seychelle) and MU Global Holding Limited (Hong Kong) is United States dollar. MU Global Health Management (Shanghai) Limited is in Renminbi.

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

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended October 31
	2021	2020
Period-end RMB : US$1 exchange rate	6.40	6.69
Period-average RMB : US$1 exchange rate	6.45	6.83
Period-end HKD$ : US$1 exchange rate	7.78	7.75
Period-average HKD$ : US$1 exchange rate	7.78	7.75

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2021

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of October 31, 2021 are summarized below:

	As of October 31, 2021	As of July 31, 2021
	(Unaudited)	(Audited)
Computer hardware and software	$129,301	$129,301
Outlet equipment	120,651	120,651
Leasable equipment 1	199,698	216,924
Outlet Design Fee and Equipment	16,763	16,763
App Development Fee	37,413	37,413
Total	503,826	521,052
Accumulated depreciation 2	$(337,688)	$(307,197)
Foreign currency translation adjustment	7,358	5,814
Property, plant and equipment, net	$173,496	$219,669

1	For the period ended October 31, 2021, $17,226 of leasable equipment was disposed.
2	For the period ended October 31, 2021 and October 31, 2020, depreciation expense was $37,431 and $40,671 respectively.

DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT

	As of October 31, 2021	As of July 31, 2021
	(Unaudited)	(Audited)
Proceed from disposal of property, plant and equipment	$30,000	$28,065
Disposal of equipment at cost	(17,226)	(16,141)
Accumulated depreciation	6,940	4,771
Total gain on disposal	$19,714	$16,695

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$21,370
Less: imputed interest	(826)
Initial recognition as of November 1, 2020	$20,544

As of October 31, 2021, the operating lease right of use asset as follow:

Initial recognition as of November 1, 2019	$250,100
Add: New Lease addition	20,544
Less: Termination of lease	(250,100)
Balance	20,544
Effect of translation exchange	(138)
Accumulated amortization	(9,874)
Balance as of October 31, 2021	$10,532

As of October 31, 2021, the operating lease liability as follow:

Initial recognition as of November 1, 2019	$250,100
Add: New operating lease liability	20,544
Less: Termination of lease	(250,100)
Effect of translation exchange	4
Less: gross repayment	(10,639)
Add: imputed interest	623
Balance as of October 31, 2021	10,532
Less: lease liability, current	(10,532)
Lease liability, non-current	$-

For the period ended October 31, 2021, the amortization of the operating lease right of use asset was $2,543 while for the period ended October 31, 2020, the amortization of the operating lease right of use asset was $56,596.

Maturities of operating lease obligation as follow:

Year ending
July 31, 2022 (9 months)	$7,858
Oct 31, 2022 (3 months)	2,674
Total	$10,532

Other information:

	Three months ended	Three months ended
	October 31, 2021	October 31, 2020
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$2,566	$18,611
Right-of-use assets obtained in exchange for operating lease liabilities	$10,532	$192,007
Remaining lease term for operating lease (years)	1	3
Weighted average discount rate for operating lease	4.15%	4.15%

Lease expenses were $2,660 and $16,945 during the period ended October 31, 2021 and October 31, 2020 respectively.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

5. PATENT AND TRADEMARK

	As of	As of
	October 31, 2021	July 31, 2021
	(Unaudited)	(Audited)
Patent and Trademark 1	$32,404	$29,563
Accumulated amortization	(6,210)	(5,425)
Foreign currency translation adjustment	3	(22)
Patent and Trademark, net	$26,197	$24,116

1	The patents and trademarks are held under the Company’s subsidiaries in Hong Kong and Shanghai, China. Amortization were $785 and $639 for the period ended October 31, 2021 and October 31, 2020 respectively.

6. PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of the following at October 31, 2021 and July 31, 2021:

	As of October 31, 2021	As of July 31, 2021
	(Unaudited)	(Audited)
Deposits	$59,984	$60,187
Prepaid expenses	40,238	41,501
Total prepaid expenses and deposits	$100,222	$101,688

7. DUE FROM RELATED PARTY

	As of October 31, 2021	As of July 31, 2021
	(Unaudited)	(Audited)
Tien Mu International Co., Ltd[1]	$31,498	$10,425
Total	$31,498	$10,425

1	Tien Mu International Co., Ltd is owned by Yen-Yen Niu, the director and chief executive officer of the Company. Tien Mu is the operating agent of the Company in Taiwan’s operation and collects the deposit from franchisee on behalf of the company.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

8. INVENTORIES

	As of	As of
	October 31, 2021	July 31, 2021
	(Unaudited)	(Audited)
Finished goods, at cost	$38,575	$38,374
Total inventories	$38,575	$38,374

9. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at October 31, 2021 and July 31, 2021:

	As of October 31, 2021 (Unaudited)	As of July 31, 2021 (Audited)
Other payable and accrued liabilities	$4,472	$2,942
Accrued audit fees	10,550	14,000
Accrued professional fees	7,650	5,150
Total payables and accrued liabilities	$22,672	$22,092

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. DUE TO RELATED PARTIES

	As of October 31, 2021	As of July 31, 2021
	(Unaudited)	(Audited)
Wu, Chun-Teh[1]	$42,604	$42,177
Hsieh, Chang-Chung[2]	60,776	52,676
	$103,380	$94,853

As of October 31, 2021, the balance $103,380 represented an outstanding payable to 2 related parties.

1	Wu, Chun-Teh is a shareholder and staff of the Company, at the same time providing consultation services to the Company. He had paid Company operation expenses such as renovation cost, rental and staff salaries on behalf of Company.

2	Hsieh, Chang-Chung is Chief Financial Officer (“Principal Financial Officer”, “Principal Accounting Officer”) of the Company, and the amount represents the salary expenses accrued.

The amounts due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

11. LOAN FROM RELATED PARTY

	As of October 31, 2021	As of July 31, 2020
	(Unaudited)	(Audited)
Hong Ting Network Technology (Xiamen) Limited[1]	$52,620	$48,739
Total loan from related party	$52,620	$48,739

1	Hong Ting Network Technology (Xiamen) Limited is wholly-owned by Ms. Niu Yen-Yen, who is also the Director and Chief Executive Officer of the Company. The loan is unsecured, interest-free and repayable in May 31,2020 and further extended to May 31, 2023 with a loan agreement entered on September 2, 2021.

12. LOAN FROM THIRD PARTY

	As of October 31, 2021	As of July 31, 2020
	(Unaudited)	(Audited)
Shang Hai Shi Ba Enterprise Management Centre	$85,895	$-
Total loan from third party	$85,895	$-

The loan is unsecured, interest-free and repayable on July 22, 2023.

13. LOAN FROM DIRECTOR

	As of October 31, 2021	As of July 31, 2020
	(Unaudited)	(Audited)
Current	$141,943	$138,443
Non-current	137,571	136,193
Total loan from Director	$279,514	$274,636

The short-term loan provided by director is unsecured, interest-free with repayable in one to two years, for working capital purpose.

The long-term loan provided by director is unsecured, interest-free and repayable on year 2023 and year 2024.

14. INCOME TAXES

For the three months ended October 31, 2021, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	Three months ended October 31
	2021	2020
Tax jurisdictions from:
Local	$(10,075)	$(6,015)
Foreign, representing
- Seychelles	-	-
- Hong Kong	8,323	(17,803)
- Shanghai	(47,538)	(72,783)
Loss before income tax	$(49,290)	$(96,601)

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

The provision for income taxes consisted of the following:

	For the period ended October 31, 2021		For the period ended October 31, 2020
Current:
- Local		$-	$-
- Foreign		-	-
Deferred:
- Local		-	-
- Foreign		-	-

Income tax expense	$		$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Seychelles, Hong Kong and Shanghai, PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of October 31, 2021, the operations in the United States of America incurred 10,075 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $8,060 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2021

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

As of October 31, 2021, MU Global Holding Limited has an issued and outstanding common share of 59,434,838.

16. CONCENTRATIONS OF RISK

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

17. COMMITMENTS AND CONTINGENCIES

On November 1, 2020, the company entered into a contract rental agreement to rent the office in Shanghai for a period of 2 years commencing November 1, 2020

As of October 31, 2021, the Company has the aggregate minimal rent payments due in the next year as follows:

Year ending July, 31
2022	$10,532
Total	$10,532

18. RELATED PARTY TRANSACTIONS

For the period ended October 31, 2020 the Company has following transactions with related parties:

	For the period ended October 31, 2021	For the year ended July 31, 2021
	(Unaudited)	(Audited)
Professional fee:
- Related party A	$2,500	$26,460

Consultation fee:
- Related party B	$8,100	$21,800
- Related party C	$-	$10,500

Total	$10,600	$58,760

Related party A is the fellow subsidiaries of a corporate shareholder of the Company.

Related party B and C are the employees of the Company and have provided consultancy service for business operation.

For the period ended October 31, 2021, the Company incurred professional fees of $2,500 due to related party A and consultation fees of $8,100 due to related party B.

19. SIGNIFICANT EVENTS

During the fiscal year, the Coronavirus (COVID-19) outbreak has caused severe global social and economic disruptions and uncertainties, including markets where the Company operates. The consequences brought about by Covid-19 continue to evolve and whilst the Company actively monitoring and managing its operations to respond to these changes, the Company does not consider it practicable to provide any quantitative estimate on the potential impact it may have on the Company.

20. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of October 31, 2021, and events which occurred subsequently but were not recognized in the financial statements. During the year, there was no subsequent event that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended July 31, 2021 filed with the Securities and Exchange Commission on November 15, 2021 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K/A. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

3

Results of Operation

For the three months ended October 31, 2021 and 2020

Revenues

For the three months ended October 31, 2021 and 2020, the Company has generated revenue of $593 and $21,695 respectively. The revenue represented income from wellness and beauty services provided to customers and sales of products via Shanghai outlets and sharing of revenue from leasable equipment with business alliance and franchisee.

Cost of Revenue and Gross Margin

For the three months ended October 31, 2021 and 2020, cost incurred arise in providing wellness and beauty services and selling of essential oil is $187 and $1,711 respectively, and generate a gross profit the for the three months ended October 31, 2021 and 2020 of $406 and $19,984.

Selling and marketing expenses

For the three months ended October 31, 2021 and 2020, we had incurred marketing expenses in the amount of $144 and $44 respectively. The expense comprised of travelling expenses.

General and administrative expenses

For the three months ended October 31, 2021 and 2020, we had incurred general and administrative expenses in the amount of $71,098 and $121,207 respectively. These expenses are comprised of salary, allowance, professional fees, consultancy fee for IT and system management, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $21,546 and $4,666 as other income for the three months ended October 31, 2021 and 2020. This income is derived from the interest income, foreign exchange gain and gain on disposal.

Net Loss

Our net loss for three months ended October 31, 2021 and 2020 were $49,290 and $96,601. The net loss mainly derived from the general and administrative expenses incurred. The decrease in net loss of $47,311 as a result of higher other income recorded on disposal of assets during the period ended October 31, 2021

4

Liquidity and Capital Resources

As of October 31, 2021 and 2020, we had cash and cash equivalents of $5,478 and $10,925 respectively. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the period ended October 31, 2021, the Company had met these requirements primarily from the financial support from director and related company.

Cash Used in Operating Activities

For the three months ended October 31, 2021, net cash used in operating activities was $44,599 as compared to net cash used in operating activities of $22,274 for the three months ended October 31, 2020. The increase in cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Provided in Financing Activities

For the three months ended October 31, 2021 and 2020, net cash provided by financing activities was $3,000 and $17,057 respectively. The financing cash flow performance primarily reflects the provision of long-term loan by director.

Cash Provided in Investing Activities

For the three months ended October 31, 2021 and 2020, the net cash generate in investing activities was $27,159 and net cash used in was $4,760. The investing cash flow performance primarily reflects the purchase of property, plant and equipment.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of October 31, 2021.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

7

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer *

32.2	Section 1350 Certification of principal financial officer *

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Schema Document*

101.CAL	Inline XBRL Calculation Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

101.LAB	Inline XBRL Label Linkbase Document*

101.PRE	Inline XBRL Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MU Global Holding Limited
(Name of Registrant)

Date: 14 December, 2021	By:	/s/ NIU YEN YEN
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

Date: 14 December, 2021	By:	/s/ HSIEH CHANG CHUNG
	Title:	Chief Financial Officer, (Principal Financial Officer, Principal Accounting Officer)

9