Form 10-Q
period 2022-01-31
MU GLOBAL HOLDING Ltd
filed 2022-03-17
CIK 1746119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended January 31, 2022

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

3F., No. 196, Xinhu 3rd Rd., Neihu Dist.,

Taipei City 114065, Taiwan (R.O.C.)

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2022
Common Stock, $.0001 par value	59,434,838

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of January 31, 2022 (unaudited) and July 31, 2021 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three and Six Months Ended January 31, 2022 (unaudited) and January 31, 2021 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended January 31, 2022 (unaudited) and January 31, 2021 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2022 (unaudited) and January 31, 2021 (unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements for the Six Months Ended January 31, 2022 (unaudited)	F-6 - F-18
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-6
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	7
ITEM 4.	CONTROLS AND PROCEDURES	7
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	8
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	8
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	8
ITEM 4	MINE SAFETY DISCLOSURES	8
ITEM 5	OTHER INFORMATION	8
ITEM 6	EXHIBITS	9
	SIGNATURES	10

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Financial Statements	F-1

Condensed Consolidated Balance Sheets as of January 31, 2022 (unaudited) and July 31, 2021 (audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three and Six Months Ended January 31, 2022 (unaudited) and January 31, 2021 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended January 31, 2022 (unaudited) and January 31, 2021 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2022 (unaudited) and January 31, 2021 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements for the Six Months Ended January 31, 2022 (unaudited)	F-6 - F-18

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2022 AND JULY 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of January 31, 2022	As of July 31, 2021
	Unaudited	Audited
ASSETS
NON-CURRENT ASSETS
Property, plant and equipment	$140,377	$219,669
Leased asset- Right of use	-	12,966
	140,377	232,635

INTANGIBLE ASSET
Patent and Trademark	$-	$24,116
	140,377	256,751

CURRENT ASSETS
Cash and cash equivalents	$28,398	$20,231
Prepayments and deposits	88,537	101,688
Amount due from related parties	18,741	10,425
Inventories	21,585	38,374
Leased asset- Right of use	4,881	-
Total Current Assets	$162,142	$170,718

TOTAL ASSETS	302,519	427,469

LIABILITIES AND STOCKHOLDERS’ EQUITY

NON-CURRENT LIABILITIES
Leased liabilities	$-	$2,647
Loan from related party	50,592	52,620
Loan from Director	138,350	136,193
Loan from third party	73,105	85,895
Total Non-Current Liabilities	262,047	277,355

CURRENT LIABILITIES
Loan from director	$141,943	$138,443
Leased liabilities	4,881	10,319
Other payables and accrued liabilities	22,717	22,092
Amount due to related parties	111,721	95,453
Deposit from franchisee	32,011	33,701
Deposit from customers	41,662	41,013
Total Current Liabilities	$354,935	$341,021

TOTAL LIABILITIES	$616,982	$618,376

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding		-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 59,434,838 shares issued and outstanding as of January 31, 2022 and July 31, 2021	$5,943	$5,943
Additional paid in capital	1,830,300	1,830,300
Foreign currency adjustment	1,957	4,698
Accumulated deficit	(2,152,663)	(2,031,848)
TOTAL STOCKHOLDERS’ EQUITY	$(314,463)	$(190,907)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$302,519	$427,469

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2022 and JANUARY 31 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
REVENUE	$38,194	$19,381	$38,787	$41,076

COST OF REVENUE	(17,209)	(7,845)	(17,396)	(9,556)

GROSS PROFIT	$20,985	$11,536	$21,391	$31,520

OTHER INCOME	5,387	20,321	26,933	24,987

SELLING AND MARKETING EXPENSES	(435)	-	(579)	-

GENERAL AND ADMINISTRATIVE EXPENSES	(97,462)	(173,023)	(168,560)	(294,274)

LOSS BEFORE INCOME TAX	$(71,525)	$(141,166)	$(120,815)	$(237,767)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(71,525)	$(141,166)	$(120,815)	$(237,767)
Other comprehensive income/(expense):
- Foreign currency translation gain/(loss)	(860)	(750)	(2,741)	2,127

TOTAL COMPREHENSIVE LOSS	$(72,385)	$(141,916)	$(123,556)	(235,640)

Net loss per share- Basic and diluted	(0.0012)	(0.0023)	(0.0021)	(0.0040)

Weighted average number of common shares outstanding - Basic and diluted	59,434,838	59,434,838	59,434,838	59,434,838

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JANUARY 31, 2022 AND JANUARY 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Six months ended 31 January 2022 (Unaudited)
	COMMON SHARES		ADDITIONAL	Accumulate Others
	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Total Equity
Balance as of August 1, 2021	59,434,838	$5,943	$1,830,300	$4,698	$(2,031,848)	$(190,907)
Net loss for the period	-	-	-	-	(49,290)	(49,290)
Foreign currency translation adjustment	-	-	-	(1,881)	-	(1,881)
Balance as of October 31, 2021	59,434,838	$5,943	$1,830,300	$2,817	$(2,081,138)	$(242,078)
Net loss for the period	-	-	-	-	(71,525)	(71,525)
Foreign currency translation adjustment	-	-	-	(860)	-	(860)
Balance as of January 31, 2022	59,434,838	$5,943	$1,830,300	$1,977	$(2,152,663)	$(314,463)

Six months ended 31 January 2021 (Unaudited)
	COMMON SHARES		ADDITIONAL	Accumulate Others
	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Total Equity
Balance as of August 1, 2020	59,434,838	$5,943	$1,830,300	$(3,361)	$(1,644,904)	$187,978
Net loss for the period	-	-	-	-	(96,601)	(96,601)
Foreign currency translation adjustment	-	-	-	2,877	-	2,877
Balance as of October 31, 2020	59,434,838	$5,943	$1,830,300	$(484)	$(1,741,505)	$94,254
Net loss for the period	-	-	-	-	(141,166)	(141,166)
Foreign currency translation adjustment	-	-	-	(750)	-	(750)
Balance as of January 31, 2021	59,434,838	$5,943	$1,830,300	$(1,234)	$(1,882,671)	$(47,662)

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022 and JANUARY 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six Months Ended January 31
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(120,815)	$(237,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76,421	102,807
Asset Write-off	-	73,053
Impairment	25,416	-
Reversal on Termination of Leased Asset	-	(6,384)
Gain on Disposal	(21,424)	(6,489)

Changes in operating assets and liabilities:

Other receivables	-	194
Deposit & Prepayment	13,836	19,047
Other payables and accrued liabilities	(52,697)	(13,126)
Inventory	17,396	9,556
Amount due to related party	68,876	-
Amount due from related party	(8,316)	(3,610)
Leased liabilities	(4,317)	(20,847)
Deposit from customer	-	151
Deposit from franchisee	(2,144)	(2,096)
Net cash used in operating activities	$(7,768)	$(85,511)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trademark	$(2,841)	$-
Purchase of property, plant and equipment	-	-
Proceed on disposal	32,500	12,110
Net cash used in investing activities	$29,659	$12,110

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	$3,500	88,492
Loan from related party	(2,861)	21,025
Loan from third party	(14,149)	-
Net cash provided by financing activities	$(13,510)	$109,517

Effect of exchange rate changes on cash and cash equivalents	(214)	(4,183)

Net change in cash and cash equivalents	8,167	31,933

Cash and cash equivalents, beginning of period	20,231	11,670
CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,398	$43,603

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended January 31, 2022, and 2021, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended January 31, 2022, are not necessarily indicative of the results that may be expected for the quarter ending October 31, 2021. The Condensed Consolidated Balance Sheet information as of January 31, 2022, was derived from the Company’s audited Consolidated Financial Statements as of and for the quarter ended October 31, 2021, included in the Company’s Quarter Report on Form 10-Q filed with the SEC on December 14, 2021. These financial statements should be read in conjunction with that report.

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended January 31, 2022, the Company incurred a net loss of $120,815 and has generated revenue of $38,787. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022

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

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the six months ended January 31
	2022	2021
Period-end RMB : US$1 exchange rate	6.3607	6.4256
Period-average RMB : US$1 exchange rate	6.4129	6.6675
Period-end HKD$ : US$1 exchange rate	7.7972	7.7532
Period-average HKD$ : US$1 exchange rate	7.7874	7.7517

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of January 31, 2022 and July 31, 2021 are summarized below:

	As of January 31, 2022 (Unaudited)	As of July 31, 2021 (Audited)

Computer hardware and software	$129,301	$129,301
Outlet equipment	120,651	120,651
Leasable equipment[1]	198,262	216,924
Outlet Design Fee and Equipment	16,763	16,763
App Development Fee	37,413	37,413
Total	502,390	521,052
Accumulated depreciation[2]	$(370,189)	$(307,197)
Foreign currency translation adjustment	8,176	5,814
Property, plant and equipment, net	$140,377	$219,669

[1]	For the period ended January 31, 2022, $18,662 of leasable equipment was disposed.

[2]	For the six months period ended January 31, 2022 and January 31, 2021, depreciation expense was $70,579 and $84,037 respectively.

DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT

	As of January 31, 2022 (Unaudited)	As of July 31, 2021 (Audited)
Proceed from disposal of property, plant and equipment	$32,500	$28,065
Disposal of equipment at cost	(18,662)	(16,141)
Accumulated depreciation	7,586	4,771
Total gain on disposal	$21,424	$16,695

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

As of November 1, 2020, the Company recognized approximately US$19,724, lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of November 1, 2020, with discounted rate of 4.15% adopted from People’s Bank of China as a reference for discount rate. As of November 5, 2021, the Company had terminated the leased asset which has been recognize on November 1, 2020. Thereafter as of November 6, 2021, the Company recognized approximately US$6,443, lease liability as well as right-of-use asset for all leases at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of November 6, 2021, with discounted rate of 4.35% adopted from “Zhao Shang bank” of China as a reference for discount rate

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$6,572
Less: imputed interest	(129)
Initial recognition as of November 6, 2021	$6,443

As of January 31, 2022, the operating lease right of use asset as follow:

Initial recognition as of November 6, 2021	$20,544
Add: New Lease	6,443
Less: Termination of lease	(20,544)
Balance	6,443
Effect of translation exchange	17
Accumulated amortization	(1,579)
Balance as of January 31, 2022	$4,881

As of January 31, 2022, the operating lease liability as follow:

Initial recognition as of November 1, 2020	$20,544
Add: New operating lease liability	6,443
Less: Termination of lease	(20,544)
Effect of translation exchange	17
Less: gross repayment	(1,637)
Add: imputed interest	58
Balance as of January 31, 2022	4,881
Less: lease liability, current	(4,881)
Lease liability, non-current	$-

For the six months ended January 31, 2022, the amortization of the operating lease right of use asset was $4,281 while for the six months ended January 31, 2021, the amortization of the operating lease right of use asset was $17,359.

Maturities of operating lease obligation as follow:

Year ending
July 31, 2022 (6 months)	$3,236
Oct 31, 2022 (3 months)	1,645
Total	$4,881

Other information:

	Six months ended	Six months ended
	January 31, 2022	January 31, 2021
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$4,317	$20,847
Right-of-use assets obtained in exchange for operating lease liabilities	$4,881	$18,068
Remaining lease term for operating lease (years)	0.75	1.75
Weighted average discount rate for operating lease	4.35%	4.15%

Lease expenses were $1,738 and $4,281 during the three and six months ended January 31, 2022, respectively.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

5. PATENT AND TRADEMARK

	As of	As of
	January 31, 2022	July 31, 2021
	(Unaudited)	(Audited)
Patent and Trademark[1]	$32,404	$29,563
Accumulated amortization	(6,986)	(5,425)
Impairment	(25,416)
Foreign currency translation adjustment	(2)	(22)
Patent and Trademark, net	$-	$24,116

[1]	The patents and trademarks are held under the Company’s subsidiaries in Hong Kong and Shanghai, China. Amortization trademark for during the three and six months ended January 31, 2022 was $776 and $1,561.

6. PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of the following at January 31, 2022 and July 31, 2021:

	As of January 31, 2022 (Unaudited)	As of July 31, 2021 (Audited)
Deposits	$47,004	$60,187
Prepayment	41,533	41,501
Total prepayment and deposits	$88,537	$101,688

7. DUE FROM RELATED PARTY

	As of January 31, 2022 (Unaudited)	As of July 31, 2021 (Audited)

Tien Mu International Co., Ltd[1]	$18,741	$10,425
Total	$18,741	$10,425

[1]	Tien Mu International Co., Ltd is owned by Yen-Yen Niu, the director and chief executive officer of the Company. Tien Mu is the operating agent of the Company in Taiwan’s operation and collects the deposit from franchisees on behalf of the company.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

8. INVENTORIES

	As of	As of
	January 31, 2022 (Unaudited)	July 31, 2021 (Audited)
Finished goods, at cost	$21,585	$38,374
Total inventories	$21,585	$38,374

9. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at January 31, 2022 and July 31, 2021:

	As of January 31, 2022 (Unaudited)	As of July 31, 2021 (Audited)
Other payable and accrued liabilities	$5,451	$2,942
Accrued audit fees	7,100	14,000
Accrued professional fees	10,166	5,150
Total payables and accrued liabilities	$22,717	$22,092

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. DUE TO RELATED PARTIES

	As of January 31, 2022 (Unaudited)	As of July 31, 2021 (Audited)

Wu, Chun-Teh[1]	$42,845	$42,177
Hsieh, Chang-Chung[2]	68,876	53,276
Total amounts due to related parties	$111,721	$95,453

As of January 31, 2022, the balance $111,721 represented an outstanding payable to 2 related parties.

[1]	Wu, Chun-Teh is a shareholder and was the staff of the Company, previously providing consultation services to the Company. He had paid company operation expenses such as renovation cost, rental and staff salaries on behalf of Company before the bank account of the Company’s Shanghai subsidiary in China could be established and used for daily operation.

[2]	Hsieh, Chang-Chung is Chief Financial Officer (“Principal Financial Officer”, “Principal Accounting Officer”) of the Company, and the amount represents the salary expenses accrued.

The amounts due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

11. LOAN FROM RELATED PARTY

	As of January 31, 2022	As of July 31, 2021
	(Unaudited)	(Audited)
Hong Ting Network Technology (Xiamen) Limited[1]	$50,592	$52,620
Total loan from related party	$50,592	$52,620

[1]	Hong Ting Network Technology (Xiamen) Limited is effectively wholly-owned by Ms. Niu Yen-Yen, who is also the Director and Chief Executive Officer of the Company. The loan is unsecured, interest-free and repayable in May 31,2020 and further extended to May 31, 2023 with a loan agreement entered on September 2, 2021.

12. LOAN FROM THIRD PARTY

	As of January 31, 2022	As of July 31, 2021
	(Unaudited)	(Audited)
Shang Hai Shi Ba Enterprise Management Centre	$73,105	$85,895
Total loan from third party	$73,105	$85,895

The loan is unsecured, interest-free and repayable on July 22, 2023.

13. LOAN FROM DIRECTOR

	As of January 31, 2022	As of July 31, 2021
	(Unaudited)	(Audited)
Current	$141,943	$138,443
Non-current	138,350	136,193
Total loan from Director	$280,293	$274,636

The short-term loan provided by director is unsecured, interest-free with repayable in one to two years, for working capital purpose.

The long-term loan provided by director is unsecured, interest-free and repayable on year 2023 and year 2024.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

14. INCOME TAXES

For the Six Months Ended January 31, 2021, the local (United States) and foreign components of income/ (loss) before income taxes were comprised of the following:

	Six Months Ended January 31,
	2022	2021
Tax jurisdictions from:
Local	$(21,440)	$(16,144)
Foreign, representing
- Seychelles	-	-
- Hong Kong	(26,406)	(39,887)
- Shanghai	(72,969)	(181,736)
Loss before income tax	$(120,815)	$(237,767)

The provision for income taxes consisted of the following:

	For the period ended January 31, 2022	For the period ended January 31, 2021
Current:
- Local	$-	$-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-
Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Seychelles, Hong Kong and Shanghai, PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of January 31, 2022, the operations in the United States of America incurred $408,350 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $326,680 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022

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

As of January 31, 2022, MU Global Holding Limited has an issued and outstanding common share of 59,434,838.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022

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

17. COMMITMENTS AND CONTINGENCIES

On October 29, 2021, the company entered into a contract rental agreement to rent the office in Shanghai for a period of 1 years commencing November 6, 2021.

As of January 31, 2022, the Company has the aggregate minimal rent payments due in the current year and next years as follows:

Year ending July, 31
2022	$3,236
2023	$1,645
Total	$4,881

18. RELATED PARTY TRANSACTIONS

For the period ended January 31, 2022 the Company has following transactions with related parties:

	For the period ended January 31, 2022 (Unaudited)	For the year ended July 31, 2021 (Audited)
Professional fee paid:
- Related party A	$6,500	$26,460

Consultation fee paid:
- Related party B	$16,200	$21,800
- Related party C	$-	$10,500

Total	$22,700	$58,760

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

Related party A is the fellow subsidiaries of a corporate shareholder of the Company.

Related party B and C are the employees of the Company and have provided consultancy service for business operation.

For the period ended January 31, 2022, the Company incurred professional fees of $6,500 due to related party A and consultation fees of $16,200 due to related party B.

19. SEGMENT INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the period ended January 31, 2022
	Hong Kong	China	Total

Revenues	$-	$38,787	$38,787
Cost of revenues	-	(17,396)	(17,396)
Depreciation and amortization	8,940	67,481	76,421
Net income (loss)	(26,406)	(72,969)	(99,375)

Total assets	$1,246,280	$203,361	$1,449,641

	For the period ended January 31, 2021
	Hong Kong	China	Total

Revenues	$196	$40,880	$41,076
Cost of revenues	-	(9,556)	(9,556)
Depreciation and amortization	11,370	91,437	102,807
Net income (loss)	(39,877)	(181,736)	(221,613)

Total assets	$1,282,008	$363,483	$1,645,491

*Revenues and costs are attributed to countries based on the location of customers.

20. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of January 31, 2022, and events which occurred subsequently but were not recognized in the financial statements. During the year, there was no subsequent event that required recognition or disclosure.

21. SIGNIFICANT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Quarter Report on Form 10-Q for the period ended October 31, 2021 filed with the Securities and Exchange Commission on December 14, 2021 (the “Form 10-Q”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-Q. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

At present, we have a physical office in Shanghai with address of Room 1510, Building 5, Ark Times Square, No. 3148, Chengliu-Chong Road, Jiading District, Shanghai, People Republic of China. In the future, we do not have definitive plans for which markets intend to expand to, but we base our operations in Shanghai, as we prepare for future unidentified expansion efforts.

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

Results of Operation

For the Six months ended January 31, 2022 and 2021

Revenues

For the six months ended January 31, 2022 and 2021, the Company has generated revenue of $38,787 and $41,076 respectively. The revenue represented income from wellness and beauty services provided to customers and sales of products via Shanghai outlets and sharing of revenue from leasable equipment with business alliance and franchisee.

Cost of Revenue and Gross Margin

For the six months ended January 31, 2022 and 2021, cost incurred arise in providing wellness and beauty services is $17,396 and $9,556 respectively, and generate a Gross profit the for the six months ended January 31, 2022 and 2021 of $21,391 and $31,520.

Selling and marketing expenses

For the six months ended January 31, 2022 and 2021, we had incurred $579 marketing expenses on January 31, 2022 and we had incurred no marketing expenses on January 31, 2021. These expenses comprised travelling expenses.

General and administrative expenses

For the six months ended January 31, 2022 and 2021, we had incurred general and administrative expenses in the amount of $168,560 on January 31, 2022 and $294,274 on January 31, 2021. These expenses are comprised of salary, allowance, professional fees, consultancy fee for IT and system management, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $26,933 and $24,987 as other income for the six months ended January 31, 2022 and 2021. This income is derived from the interest income, foreign exchange gain and gain on disposal.

Net Loss

Our net loss for six months ended January 31, 2022 and 2021 were $120,815 and $237,767. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

As of January 31, 2022 and 2021, we had cash and cash equivalents of $28,398 and $43,603 respectively. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

We depend substantially on investing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the six months ended January 31, 2022, the Company had met these requirements primarily from the financial support from director and cash flow generated from disposal of assets.

Cash Used In Operating Activities

For the six months ended January 31, 2022 and 2021, net cash used in operating activities was $7,768 and $85,511 respectively. The cash used in operating activities was mainly for the payment of general and administrative expenses.

Cash Provided By Investing Activities

For the six months ended January 31, 2022 and 2021, net cash from investing activities was $29,659 and $12,110 respectively. The investing cash flow performance primarily reflects the cash generated from disposal of assets.

Cash Used In Financing Activities

For the six months ended January 31, 2022, net cash used in financing activities was $13,510 as compared to net cash provided by financing activities of $109,517 for the six months ended January 31, 2021. The net cash used in financing activities primarily reflects loans repayment to the related party. The net cash provided by in financing activities primarily reflects the provision of long-term loan by director and related party.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of January 31, 2022.

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

For the three months ended January 31, 2022 and 2021

Revenues

For the three months ended January 31, 2022 and 2021, the Company has generated revenue of $38,194 and $19,381 respectively. The revenue represented income from wellness and beauty services provided to customers and sales of products via Shanghai outlets and sharing of revenue from leasable equipment with business alliance and franchisee.

Cost of Revenue and Gross Margin

For the three months ended January 31, 2022 and 2021, cost incurred arise in providing wellness and beauty services is $17,209 and $7,845 respectively, and generate a Gross profit the for the three months ended January 31, 2022 and 2021 of $20,985 and $11,536.

Selling and marketing expenses

For the three months ended January 31, 2022 and 2021, we had incurred $435 marketing expenses on January 31, 2022 and we had incurred no marketing expenses on January 31, 2021. These expenses comprised travelling expenses.

General and administrative expenses

For the three months ended January 31, 2022 and 2021, we had incurred general and administrative expenses in the amount of $97,462 on January 31, 2022 and $173,023 on January 31, 2021. These expenses are comprised of salary, allowance, professional fees, consultancy fee for IT and system management, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $5,387 and $20,321 as other income for the three months ended January 31, 2022 and 2021. This income is derived from the interest income, foreign exchange gain and gain on disposal.

Net Loss

Our net loss for three months ended January 31, 2022 and 2021 were $71,525 and $141,166. The net loss mainly derived from the general and administrative expenses incurred.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of January 31, 2022.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following weaknesses which have caused management to conclude that, as of January 31, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MU Global Holding Limited
(Name of Registrant)

Date: March 17, 2022	By:	/s/ NIU YEN YEN
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

Date: March 17, 2022	By:	/s/ HSIEH CHANG CHUNG
	Title:	Chief Financial Officer, (Principal Financial Officer, Principal Accounting Officer)

10