Form 10-Q
period 2022-04-30
MU GLOBAL HOLDING Ltd
filed 2022-06-17
CIK 1746119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 30, 2022

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

Rm. 5, 7F., No. 296, Sec. 4, Xinyi Rd., Da’an Dist.,

Taipei City 106427, Taiwan (R.O.C.)

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2022
Common Stock, $.0001 par value	59,434,838

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of April 30, 2022 (unaudited) and July 31, 2021 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three and Nine months Ended April 30, 2022 (unaudited) and April 30, 2021 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine months Ended April 30, 2022 (unaudited) and 2021 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Nine months Ended April 30, 2022 (unaudited) and April 30, 2021 (unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements	F-6 - F-19
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-5
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES	6
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	7
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	7
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	7
ITEM 4	MINE SAFETY DISCLOSURES	7
ITEM 5	OTHER INFORMATION	7
ITEM 6	EXHIBITS	8
	SIGNATURES	9

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of April 30, 2022 (unaudited) and July 31, 2021 (audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three and Nine months Ended April 30, 2022 (unaudited) and April 30, 2021 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine months Ended April 30, 2022 (unaudited) and 2021 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Nine months Ended April 30, 2022 (unaudited) and April 30, 2021 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements	F-6 - F-19

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2022 AND JULY 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	April 30, 2022	July 31, 2021
	Unaudited	Audited
ASSETS
NON-CURRENT ASSETS
Property, plant and equipment	$-	$219,669
Leased asset- Right of use	-	12,966
	-	232,635

INTANGIBLE ASSET
Trademark	$-	$24,116

	-	256,751

CURRENT ASSETS
Prepayments and deposits	$46,613	$101,688
Amount due from related party	16,118	10,425
Inventories	20,745	38,374
Leased asset- Right of use	3,149	-
Cash and cash equivalents	2,921	20,231
Total Current Assets	$89,546	$170,718

TOTAL ASSETS	89,546	427,469

LIABILITIES AND STOCKHOLDERS’ EQUITY

NON-CURRENT LIABILITY
Lease liabilities	$-	$2,647
Loan from related party	44,404	52,620
Loan from director	119,715	136,193
Loan from third party	67,204	85,895
Total Non-Current Liability	231,323	277,355

CURRENT LIABILITIES
Other payables and accrued liabilities	$11,336	$22,092
Amount due to related parties	118,214	95,453
Deposit from franchisees	30,878	33,701
Deposit from customers	40,100	41,013
Loan from director	142,938	138,443
Lease liabilities	3,149	10,319
Total Current Liabilities	$346,615	$341,021

TOTAL LIABILITIES	$577,938	$618,376

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 59,434,838 shares issued and outstanding as of April 30, 2022 and July 31, 2021	$5,943	$5,943
Additional paid in capital	1,830,300	1,830,300
Foreign currency adjustment	13,220	4,698
Accumulated deficit	(2,337,855)	(2,031,848)
TOTAL STOCKHOLDERS’ EQUITY	$(488,392)	$(190,907)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$89,546	$427,469

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2022 and 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended April 30,		Nine months Ended April 30,
	2022	2021	2022	2021
REVENUE	$570	$5,500	$39,357	$46,576

COST OF REVENUE	(232)	(51)	(17,628)	(9,607)

GROSS PROFIT	$338	$5,449	$21,729	$36,969

OTHER INCOME	24,562	5,227	51,495	30,214

SELLING AND MARKETING EXPENSES	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(210,092)	(78,879)	(379,230)	(373,153)

LOSS BEFORE INCOME TAX	$(185,192)	$(68,203)	$(306,006)	$(305,970)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(185,192)	$(68,203)	$(306,006)	$(305,970)
Other comprehensive income:
- Foreign currency translation gain	11,263	3,569	8,522	5,696

TOTAL COMPREHENSIVE LOSS	$(173,929)	$(64,634)	$(297,484)	(300,274)

Net loss per share- Basic and diluted	(0.0029)	(0.0011)	(0.005)	(0.0051)

Weighted average number of common shares outstanding - Basic and diluted	59,434,838	59,434,838	59,434,838	59,434,838

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED APRIL 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Nine months ended April 30, 2022 (Unaudited)
	Common Shares		Additional	Accumulated Others
	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Total Equity
Balance as of August 1, 2021	59,434,838	$5,943	$1,830,300	$4,698	$(2,031,848)	$(190,907)
Net loss for the period	-	-	-	-	(49,290)	(49,290)
Foreign currency translation adjustment	-	-	-	(1,881)	-	(1,881)
Balance as of October 31, 2021	59,434,838	$5,943	$1,830,300	$2,817	$(2,081,138)	$(242,078)
Net loss for the period	-	-	-	-	(71,525)	(71,525)
Foreign currency translation adjustment	-	-	-	(860)	-	(860)
Balance as of January 31, 2022	59,434,838	$5,943	$1,830,300	$1,957	$(2,152,663)	$(314,463)
Net loss for the period	-	-	-	-	(185,192)	(185,192)
Foreign currency translation adjustment	-	-	-	11,263	-	11,263
Balance as of April 30, 2022	59,434,838	$5,943	$1,830,300	13,220	(2,337,855)	(488,392)

Nine months Ended April 30, 2021 (Unaudited)
	Common Shares		Additional	Accumulated Others
	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Total Equity
Balance as of August 1, 2020	59,434,838	$5,943	$1,830,300	$(3,361)	$(1,644,904)	$187,978
Net loss for the period	-	-	-	-	$(96,601)	(96,601)
Foreign currency translation adjustment	-		-	2,877	-	2,877
Balance as of October 31, 2020	59,434,838	$5,943	1,830,300	(484)	(1,741,505)	94,254
Net loss for the period	-	-	-	-	(141,166)	$(141,166)
Foreign currency translation adjustment	-	$-	$-	$(750)	$-	$(750)
Balance as of January 31, 2021	59,434,838	$5,943	$1,830,300	$(1,234)	$(1,882,671)	$(47,662)
Net loss for the period	-	-	-	-	(68,203)	(68,203)
Foreign currency translation adjustment	-	-	-	3,569	-	3,569
Balance as of April 30, 2021	59,434,838	5,943	1,830,300	2,335	(1,950,874)	(112,296)

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2022 and 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months Ended April 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(306,006)	$(305,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,060	143,867
Impairment	177,580	-
Asset written off	-	74,458
Reversal on termination of leased asset	-	(6,507)
Gain on disposal	(21,875)	(11,840)

Changes in operating assets and liabilities:
Other receivables	-	194
Prepayments and deposits	54,111	22,123
Trade payable	-	-
Other payables and accrued liabilities	(63,967)	(21,642)
Inventories	16,774	9,607
Amount due to related party	76,976	-
Amount due from related party	(5,692)	(1,104)
Lease liabilities	(5,704)	(23,173)
Deposit from customer	-	(5,933)
Deposit from franchisee	(2,184)	(3,360)
Net cash generated from/(used in) operating activities	$23,073	$(129,280)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed on disposal of property, plant and equipment	$37,376	$20,565
Purchase of trademark	(2,841)	-
Purchase of property, plant and equipment	(41,811)	-
Net cash (used in)/generated from investing activities	$(7,276)	$20,565

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from director	$(8,952)	$88,492
Loan from related party	(7,044)	22,567
Loan from third party	(16,779)	-
Net cash (used in)/provided by financing activities	$(32,775)	$111,059

Effect of exchange rate changes on cash and cash equivalents	(332)	(3,355)

Net change in cash and cash equivalents	(17,310)	(1,011)

Cash and cash equivalents, beginning of period	20,231	11,670
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,921	$10,659

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2022

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2022

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2022

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

Leases

Effective November 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity. The Company adopted ASC 842 using a modified retrospective approach. (see Note 4).

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Going concern

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period ended April 30, 2022, the Company has generated revenue of $39,357 and continuously incurred a net loss of $306,006. As of April 30, 2022, the Company suffered an accumulated deficit of $2,337,855. In addition, the Company is also having net current liabilities of $257,069. The Company’s ability to continue as a going concern is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

The functional currency of the parent company is United States dollar and the functional currency of the subsidiaries MU Worldwide Group Limited (Seychelles) and MU Global Holding Limited (Hong Kong) is United States dollar. MU Global Health Management (Shanghai) Limited is in Renminbi.

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

Foreign currencies translation (cont’d)

Translation of amounts from RMB, TWD, and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended April 30
	2022	2021
Period-end RMB : US$1 exchange rate	6.608	6.474
Period-average RMB : US$1 exchange rate	6.398	6.623
Period-end HKD$ : US$1 exchange rate	7.846	7.766
Period-average HKD$ : US$1 exchange rate	7.798	7.755
Period-end TWD : US$1 exchange rate	29.486	27.924
Period-average TWD : US$1 exchange rate	27.999	28.498

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2022

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of April 30, 2022 and July 31, 2021 are summarized below:

	As of April 30, 2022 (Unaudited)	As of July 31, 2021 (Audited)

Computer hardware and software	$129,301	$129,301
Outlet equipment	120,651	120,651
Leasable equipment[1]	235,648	216,924
Outlet design fee and equipment	16,763	16,763
App development fee	37,413	37,413
Total	539,776	521,052
Accumulated depreciation[2]	$(395,219)	$(307,197)
Impairment	(152,159)	-
Foreign currency translation adjustment	7,602	5,814
Property, plant and equipment, net	$-	$219,669

[1]	For the period ended April 30, 2022, $23,087 of leasable equipment was disposed.

[2]	For the nine months period ended April 30, 2022 and April 30, 2021, depreciation expense was $95,608 and $124,051 respectively.

DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT

	As of April 30, 2022 (Unaudited)	As of July 31, 2021 (Audited)
Proceed from disposal of property, plant and equipment	$37,376	$28,065
Disposal of equipment at cost	(23,087)	(16,141)
Accumulated depreciation	7,586	4,771
Total gain on disposal	$21,875	$16,695

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

As of November 1, 2020, the Company recognized approximately US$19,724, lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of November 1, 2020, with discounted rate of 4.15% adopted from People’s Bank of China as a reference for discount rate. As of November 5, 2021, the Company had terminated the leased asset which has been recognize on November 1, 2020. Thereafter as of November 6, 2021, the Company recognized approximately US$6,443, lease liability as well as right-of-use asset for all leases at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of November 6, 2021, with discounted rate of 4.35% adopted from “Zhao Shang bank” of China as a reference for discount rate.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$6,572
Less: imputed interest	(129)
Initial recognition as of November 6, 2021	$6,443

As of April 30, 2022, the operating lease right of use asset as follow:

Initial recognition as of November 6, 2021	$20,544
Add: New Lease	6,443
Less: Termination of lease	(20,544)
Balance	6,443
Effect of translation exchange	(111)
Accumulated amortization	(3,183)
Balance as of April 30, 2022	$3,149

As of April 30, 2022, the operating lease liability as follow:

Initial recognition as of November 1, 2020	$20,544
Add: New operating lease liability	6,443
Less: Termination of lease	(20,544)
Effect of translation exchange	(111)
Less: gross repayment	(3,282)
Add: imputed interest	99
Balance as of April 30, 2022	3,149
Less: lease liability, current	(3,149)
Lease liability, non-current	$-

For the nine months ended April 30, 2022, the amortization of the operating lease right of use asset was $5,747 while for the nine months ended April 30, 2021, the amortization of the operating lease right of use asset was $19,816.

Maturities of operating lease obligation as follow:

Year ending
July 31, 2022 (3 months)	$1,566
October 31, 2022 (3 months)	1,583
Total	$3,149

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Other information:

	Nine months ended April 30,
	2022	2021
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$5,704	$23,173
Right-of-use assets obtained in exchange for operating lease liabilities	3,149	15,450
Remaining lease term for operating lease (years)	0.5	1.5
Weighted average discount rate for operating lease	4.35%	4.15%

Lease expenses were $1,583 and $5,864 during the three and nine months ended April 30, 2022, respectively. The Company adopt ASC 842 on and after November 1, 2019.

5. PATENT AND TRADEMARK

	As of April 30, 2022	As of July 31, 2021
	(Unaudited)	(Audited)
Patent and trademark[1]	$32,404	$29,563
Accumulated amortization	(6,986)	(5,425)
Impairment	(25,421)	-
Foreign currency translation adjustment	3	(22)
Total trademark	$-	$24,116

[1]	The trademarks are held under the Company’s subsidiaries in Hong Kong and Shanghai, China.

Amortization trademark for during the three and nine months ended April 30, 2022 was $0 and $1,561.

6. PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of the following at April 30, 2022 and July 31, 2021:

	As of April 30, 2022	As of July 31, 2021
	(Unaudited)	(Audited)
Deposits	$4,822	$60,187
Prepayments	41,791	41,501
Total prepayments and deposits	$46,613	$101,688

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2022

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

As of April 30, 2022, MU Global Holding Limited has an issued and outstanding common share of 59,434,838.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

8. INVENTORIES

	As of April 30, 2022	As of July 31, 2021
	(Unaudited)	(Audited)
Finished goods, at cost	$20,745	$38,374
Total inventories	$20,745	$38,374

9. AMOUNT DUE FROM RELATED PARTY

	As of April 30, 2022	As of July 31, 2021
	(Unaudited)	(Audited)

Tien Mu International Co., Ltd[1]	$16,118	$10,425
Total	$16,118	$10,425

[1]	Tien Mu International Co., Ltd is owned by Ms. Niu Yen-Yen, the Director and Chief Executive Officer of the Company. Tien Mu International Co., Ltd is an operating agent of the Company’s operation in Taiwan, which collects deposits from franchisees on behalf of the Company.

10. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at April 30, 2022 and July 31, 2021:

	As of April 30, 2022	As of July 31, 2021
	(Unaudited)	(Audited)
Accrued audit fees	$3,500	$14,000
Accrued professional fees	1,250	5,150
Other payables	6,586	2,942
Total payables and accrued liabilities	$11,336	$22,092

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. AMOUNT DUE TO RELATED PARTIES

	As of April 30, 2022	As of July 31, 2021
	(Unaudited)	(Audited)

Wu, Chun-Teh[1]	$41,238	$42,177
Hsieh, Chang-Chung[2]	76,976	53,276
	$118,214	$95,453

As of April 30, 2022, the balance $118,214 represented an outstanding payable to two related parties.

[1]	Wu, Chun-Teh is a shareholder and was the staff of the Company, previously providing consultation services to the Company. He had paid company operation expenses such as renovation cost, rental and staff salaries on behalf of Company before the bank account of the Company’s Shanghai subsidiary in China could be established and used for daily operation.

[2]	Hsieh, Chang-Chung is Chief Financial Officer (“Principal Financial Officer”, “Principal Accounting Officer”) of the Company, and the amount represents the salary expenses accrued.

The amounts due to related parties are unsecured, interest-free and repayable on demand, for working capital purpose.

12. LOAN FROM DIRECTOR

	As of	As of
	April 30, 2022	July 31, 2021
	(Unaudited)	(Audited)
Current	$142,938	$138,443
Non-current	119,715	136,193
Total loan from Director	$262,653	$274,636

The short-term loan provided by director is unsecured, interest-free with repayable in one to two years, for working capital purpose.

The long-term loan provided by director is unsecured, interest-free and repayable on year 2023 and year 2024.

13. LOAN FROM RELATED PARTY

	As of April 30, 2022	As of July 31, 2021
	(Unaudited)	(Audited)
Hong Ting Network Technology (Xiamen) Limited[1]	$44,404	$52,620
Total	$44,404	$52,620

[1]	Hong Ting Network Technology (Xiamen) Limited is wholly-owned by Ms. Niu Yen-Yen, who is also the Director and Chief Executive Officer of the Company. The loan is unsecured, interest-free and repayable in May 31, 2020 and further extended to May 31, 2023 with a loan agreement entered on September 2, 2021.

14. LOAN FROM THIRD PARTY

	As of April 30, 2022	As of July 31, 2021
	(Unaudited)	(Audited)
Shang Hai Shi Ba Enterprise Management Centre	$67,204	$85,895
Total	$67,204	$85,895

The loan is unsecured, interest-free and repayable on July 22, 2023.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

15. INCOME TAXES

For the nine months period ended April 30, 2022, the local (United States) and foreign components of income/ (loss) before income taxes were comprised of the following:

	Nine months Ended April 30,
	2022	2021
	(Unaudited)	(Unaudited)
Tax jurisdictions from:
Local	$(28,520)	(26,644)
Foreign, representing
- Seychelles	(257)	-
- Hong Kong	$(92,293)	(58,517)
- Shanghai	$(184,936)	(220,809)
Loss before income tax	$(306,006)	(305,970)

The provision for income taxes consisted of the following:

	For the period ended April 30, 2022	For the year ended April 30, 2021
Current:
- Local	$-	$-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Seychelles, Hong Kong and Shanghai, PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of April 30, 2022, the operations in the United States of America incurred $415,428 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $332,342 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

16. CONCENTRATIONS OF RISK

(a) Major customers

For the nine months period ended April 30, 2022 and 2021, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2022	2021	2022	2021	2022	2021
	Revenue		Percentage of revenue		Accounts receivable, trade
	(Unaudited)		(Unaudited)		(Unaudited)

Customer A	$37,508	$-	95%	-	$-	-
	$37,508	$-	95%	-	$-	-

(b) Major suppliers

For the nine months period ended April 30, 2022 and 2021, there is no vendor who accounted for 10% or more of the Company’s purchase and the accounts payable balances at period-end.

(c) Exchange rate risk

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

As of April 30, 2022, the Company has the aggregate minimal rent payments due in the current year and next years as follows:

Year ending July 31
2022	1,566
2023	1,583
Total	$3,149

18. RELATED PARTY TRANSACTIONS

For the period ended April 30, 2022 the Company has following transactions with related parties:

	For the period ended April 30, 2022	For the year ended July 31, 2021
	(Unaudited)	(Audited)
Professional fee:
- Related party A	$8,137	$26,460

Consultation fee:
- Related party B	$24,300	$21,800
- Related party C	$-	$10,500

Total	$32,437	$58,760

Related party A is the fellow subsidiaries of a corporate shareholder of the Company. Related party B and C are the employees of the Company and have provided consultancy service for business operation.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

For the period ended April 30, 2022, the Company incurred professional fees of $8,137 to related party A and consultation fee of $24,300 to related party B.

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

			For the period ended April 30, 2022
	Nevada	Seychelles	Hong Kong	China	Total

Revenue	$-	$-	$-	$39,357	$39,357
Cost of revenue	-	-	-	(17,628)	(17,628)
Depreciation and amortization	-	-	(13,670)	(90,710)	(104,380)
Net loss before taxation	(28,520)	(257)	(92,293)	(184,936)	(306,006)

Total assets	$1,480	$1	$21,933	$66,132	$89,546

				For the period ended April 30, 2021
	Nevada		Seychelles	Hong Kong	China	Total

Revenue	$-		$-	$196	$46,380	$46,576
Cost of revenue	-		-	-	(9,607)	(9,607)
Depreciation and amortization	-		-	(16,875)	(126,992)	(143,867)
Net loss before taxation	(26,644)		-	(58,517)	(220,809)	(305,970)

Total assets		$-	$1	$141,511	$315,002	$456,513

*Revenues and costs are attributed to countries based on the location of customers.

20. SIGNIFICANT EVENTS

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the period ended April 30, 2022.

21. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through April 30, 2022 the date the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended July 31, 2021 filed with the Securities and Exchange Commission on November 15, 2021 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the nine months ended April 30, 2022 and 2021

Revenue

For the nine months ended April 30, 2022 and 2021, the Company has generated revenue of $39,357 and $46,576 respectively. The revenue represented income from wellness and beauty services provided to customers and sales of products via Shanghai outlets and sharing of revenue from leasable equipment with business alliance and franchisee.

Cost of Revenue and Gross Margin

For the nine months ended April 30, 2022 and 2021, cost incurred arise in providing wellness and beauty services is $17,628 and $9,607 respectively, and generate a gross profit of $21,729 and $36,969 for the nine months ended April 30, 2022 and 2021.

Selling and marketing expenses

For the nine months ended April 30, 2022 and 2021, we had not incurred marketing expenses.

General and administrative expenses

For the nine months ended April 30, 2022 and 2021, we had incurred general and administrative expenses in the amount of $379,230 and $373,153 respectively. These expenses are comprised of salary, allowance, professional fees, consultancy fee for IT and system management, office and outlet operation expenses, depreciation and impairment loss.

Other Income

The Company recorded an amount of $51,495 and $30,214 as other income for the nine months ended April 30, 2022 and 2021. This income is derived from gain on disposal, foreign exchange and interest income.

Net Loss

Our net loss for nine months ended April 30, 2022 and 2021 were $306,006 and $305,970. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

As of April 30, 2022 and 2021, we had cash and cash equivalents of $2,921 and $10,659 respectively. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

Cash Generated From/(Used In) Operating Activities

For the nine months ended April 30, 2022, net cash generated from operating activities was $23,073 as compared to net cash used in operating activities of $129,280 for the nine months ended April 30, 2021. The decrease in cash used in operating activities was mainly due to lower spend in general and administrative expenses.

Cash (Used In) / Provided By Financing Activities

For the nine months ended April 30, 2022, net cash used in financing activities was $32,775 and for the nine months ended April 30, 2021, net cash provided by financing activities was $111,059. The financing cash flow performance primarily reflects the provision of short-term and long-term loan by director and related party.

Cash (Used In) / Generated From Investing Activities

For the nine months ended April 30, 2022, net cash used in investing activities was $7,276 and for the nine months ended April 30, 2021, net cash generated from investing activities was $20,565. The investing cash flow performance primarily reflects the purchase of property, plant and equipment and trademark and disposal of property, plant and equipment.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of April 30, 2022.

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

For the three months ended April 30, 2022 and 2021

Revenue

For the three months ended April 30, 2022 and 2021, the Company has generated revenue of $570 and $5,500 respectively. The revenue represented income from wellness and beauty services provided to customers and sales of products via Shanghai outlets and sharing of revenue from leasable equipment with business alliance and franchisee.

Cost of Revenue and Gross Margin

For the three months ended April 30, 2022 and 2021, cost incurred arise in providing wellness and beauty services is $232 and $51 respectively, and generate a gross profit of $338 and $5,449 for the three months ended April 30, 2022 and 2021.

Selling and marketing expenses

For the three months ended April 30, 2022 and 2021, we had not incurred marketing expenses.

General and administrative expenses

For the three months ended April 30, 2022 and 2021, we had incurred general and administrative expenses in the amount of $210,092 and $78,879 respectively. These expenses are comprised of salary, allowance, professional fees, consultancy fee for IT and system management, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $24,562 and $5,227 as other income for the three months ended April 30, 2022 and 2021. This income is derived from gain on disposal, foreign exchange and interest income.

Net Loss

Our net loss for three months ended April 30, 2022 and 2021 were $185,192 and $68,203. The net loss mainly derived from the general and administrative expenses incurred.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of April 30, 2022.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of April 30, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MU Global Holding Limited
(Name of Registrant)

Date: June 17, 2022	By:	/s/ NIU YEN YEN
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

Date: June 17, 2022	By:	/s/ HSIEH CHANG CHUNG
	Title:	Chief Financial Officer, (Principal Financial Officer, Principal Accounting Officer)

9