Form 10-K
period 2022-07-31
MU GLOBAL HOLDING Ltd
filed 2022-10-31
CIK 1746119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended July 31, 2022

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2022
Common Stock, $.0001 par value	59,434,838

MU Global Holding Limited

FORM 10-K

For the Fiscal Year Ended July 31, 2022

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

PART I

ITEM 1. BUSINESS

Corporate History

MU Global Holding Limited, a Nevada corporation (“the company”) was incorporated under the laws of the State of Nevada on June 4, 2018.

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

The Company, through its subsidiaries, mainly supplies high quality spa services and spa care products. Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	MU Worldwide Group Limited	Seychelles, June 7, 2018	100 shares of ordinary share of US$1 each	Investment holding	100%
2.	MU Global Holding Limited	Hong Kong, January 30, 2018	1 share of ordinary share of HK$1 each	Providing SPA and Wellness service in Hong Kong	100%
3.	MU Global Health Management	Shanghai, August 16, 2018	RMB 7,400,300	Providing SPA and Wellness service in China	100%

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

Customers

For the year ended July 31, 2022, the Company has generated revenue amounted to $46,702 from customers under the ordinary course of business. The revenue mainly represented direct sales to outlet shop customers, sales of products, and profit sharing amongst agents and franchised stores.

Employees

As of July 31, 2022, the Company has a total 4 employees. At the moment, the Company has adopted accountability system, hence management personnel have flexible working hours.

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

ITEM 2. PROPERTIES

We had a physical office in Shanghai with address of Room 1510, Building 5, Ark Times Square, 3148 Chengliu Middle Road, Jiading District, Shanghai. This location has been rented by MU Global Health Management (Shanghai) Limited for a 12-month period from November 6, 2021 to November 5, 2022, for an initial deposit of RMB 7,000 and additional tri-monthly payments in the amount of RMB 3,500 per month over the course of the lease. The Company has an option to renew after the end of the agreement. On October 18, 2022, the Company has renewed the tenancy agreement for 12 months with tri-monthly payments in the amount of RMB 3,500 per month over the course of the lease from November 6, 2022 to November 5, 2023.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

As of July 31, 2022, we had 59,434,838 shares of our Common Stock par value, $.0001 issued and outstanding. There were 159 beneficial owners of our Common Stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is VStock Transfer, LLC, with an address at 18, Lafayette Place, Woodmere, New York 11598 and telephone number is +1 (212) 828-8436.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended July 31, 2022.

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

At present, we have a physical office in Shanghai with address of Room 1510, Building 5, Ark Times Square, 3148 Chengliu Middle Road, Jiading District, Shanghai. In the future, we do not have definitive plans for which markets intend to expand to, but we base our operations in Shanghai, as we prepare for future unidentified expansion efforts.

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

Results of Operations

Revenue

The Company generated revenue of $46,702 and $64,951 for the year ended July 31, 2022 and 2021. The revenue represented income from wellness and beauty services provided to customers and sales of products via Shanghai outlets.

Cost of Revenue and Gross Margin

For the year ended July 31, 2022 and 2021, cost incurred in providing wellness and beauty services amounted to $21,891 and $17,218 respectively. The Company generated gross profit of $24,811 and $47,733 for the year ended July 31, 2022 and 2021.

Selling and Marketing Expenses

Selling and distribution expenses for the year ended July 31, 2022 and 2021 amounted to $3,470 and $7,180 respectively, comprising advertisement expenses on WeChat, mobile apps and market public research.

General and Administrative Expenses

General and administrative expenses for the year ended July 31, 2022 and 2021 amounted to $428,710 and $463,641 respectively, comprising salary, allowances, professional fees, consultancy fee for IT and system management, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $50,036 and $36,144 as other income for the year ended July 31, 2022 and 2021 respectively, being interest income, foreign exchange gain, gain on disposal and gain on remeasurement of long term liabilities.

Net Loss

Net loss for the year ended July 31, 2022 and 2021 amounted to $357,333 and $386,944 respectively. The decrease in net loss of $29,611 due to management have carried out strict control in expenses to reduce the general and administrative expenses incurred during the year ended July 31, 2022.

Liquidity and Capital Resources

As of July 31, 2022 and 2021, we had working capital of shortage of $339,398 and $170,303, consisting of cash and cash equivalents of $2,909 and $20,231 respectively. During the year ended July 31, 2022 and 2021, we had negative operating cash flows due to revenue is insufficient to cover the general and administrative expenses as the Company still in the development stage of commercialize its services and products and also the impact of impact of COVID-19 outbreak in China, which further slowdown the business development of the company.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the year ended July 31, 2022, the Company had met these requirements primarily from the financial support from director and related company.

Cash Used in Operating Activities

For the year ended July 31, 2022 and 2021, net cash used in operating activities was $4,169 and $156,580 respectively. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash (Used) in /Provided by Financing Activities

For the year ended July 31, 2022 and 2021, net cash used in and provided by financing activities was $14,961 and $157,363 respectively. The financing cash flow performance primarily reflects loan from director, related company and third party.

Cash (Used) in /Provided by Investing Activities

For the year ended July 31, 2022 and 2021, net cash used in and provided by investing activities was $ 312 and $6,795 respectively. The investing cash flow performance primarily reflects the purchase of plant, equipment and trademarks and the disposal of plant and equipment.

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

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Classification	Estimated useful life
Leasable equipment	5 years
Computer hardware and software	3 years
Office equipment	3 years
Outlet design fee and equipment	3 years
Application development fee	3 years

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

Leases

The Company recognizes lease payments for its short-term lease on a straight-line basis over the lease term in accordance with ASC 842.

The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

In determining the present value of the unpaid lease payments, ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As most of the Company leases do not provide an implicit rate, the Company uses its incremental borrowing rate as the discount rate for the lease. The Company incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments.

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

For the year ended July 31, 2022, the Company has generated revenue of $46,702 and continuously incurred a net loss of $357,333. As of July 31, 2022, the Company suffered an accumulated deficit of $2,389,181, capital deficiency of $533,364 and negative operating cash flow of $4,169. The Company’s ability to continue as a going concern is dependent upon improving the profitability and the continuing financial support from its shareholders and director. Management believes the existing shareholders, director or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

Translation of amounts from RMB, TWD and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended July 31,
	2022	2021

Year-end RMB : US$1 exchange rate	6.744	6.461
Year-average RMB : US$1 exchange rate	6.476	6.578
Year-end HK$ : US$1 exchange rate	7.850	7.772
Year-average HK$ : US$1 exchange rate	7.811	7.758
Year-end TWD : US$1 exchange rate	30.044	27.972
Year-average TWD : US$1 exchange rate	28.500	28.340

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

As of July 31, 2022, the management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the management concluded that during the year covered by this Report, internal controls and procedures overall were not effective. This was due to the deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of July 31, 2022.

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

As a result of the material weaknesses described above, the management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2022 based on the criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2022.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Niu Yen-Yen	49	Chief Executive Officer, President, Secretary, Treasurer, Director
Hsieh Chang-Chung	62	Chief Financial Officer

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

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Director(s) believes that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year July 31, 2022, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Niu Yen Yen, Chief Executive Officer,	For the year ended July 31, 2022	-	-	-	-	-	-	-	-
President, Secretary, Treasurer, Director	For the year ended July 31, 2021	-	-	-	-	-	-	-	-

Hsieh Chang- Chung,	For the year ended July 31, 2022	32,400	-	-	-	-	-	-	32,400
Chief Financial Officer	For the year ended July 31, 2021	32,600	-	-	-	-	-	-	32,600

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 31, 2022, the Company has 59,434,838 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of July 31, 2022 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Niu Yen-Yen, Chief Executive Officer (“Principal Executive Officer”), President, Secretary, Treasurer and Director	12,124,970	20.4%	20.4%
Server Int’l Co., Ltd[1]	10,550,000	17.75%	17.75%
Hsieh Chang-Chung, Chief Financial Officer (“Principal Financial Officer” and “Principal Accounting Officer”)	700,000	1.18%	1.18%
All of executive officers and director as a group	23,374,970	39.33%	39.33%

5% or greater shareholders (excluding officers/directors)
	-	-	-

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

From August 1, 2020 to July 31, 2021, Ms. Niu Yen-Yen had 395,000 common stocks transferred in and had sold 3,364,921 shares of common stock.

From August 1, 2021 to July 31, 2022, Ms. Niu Yen-Yen had 55,522 shares of common stocks transferred in and had sold 6,800,000 shares of common stock.

During the year ended July 31, 2022 and July 31, 2021, the Company paid $ 16,580 to Asia UBS Global Limited and $26,460 to Greenpro Financial Consulting Limited for professional services respectively.

Related Party Transactions

Related party transactions as of July 31, 2022 and 2021 are as per table below:

	Year ended July 31, 2022	Year ended July 31, 2021
	(Audited)	(Audited)
Professional fee paid:
- Related party A	$16,580	$26,460

Consultation fee paid:
- Related party B	$32,400	$21,800
- Related party C	$-	$10,500

Total	$48,980	$58,760

Related party A is the fellow subsidiaries of a corporate shareholder of the Company. Related party B and C are the shareholders of the Company.

For the year ended July 31, 2022, the Company incurred professional fees of $16,580 due to related party A. Related party B and C are consultant of the Company and have provided consultancy service for business operation.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Director(s) will continue to approve any related party transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	Year ended July 31, 2022	Year ended July 31, 2021
Audit fees	$15,000	$14,000
Audit related fees	10,850	10,650
Tax fees	-	-
All other fees	-	-
Total	$25,850	$24,650

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

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 Amendment No.3 (File No. 333-228847) on April 30, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MU GLOBAL HOLDING LIMITED.
(Name of Registrant)

Date: October 31, 2022	By:	/s/ NIU YEN YEN
	Title:	Chief Executive Officer,
President, Director, Secretary and Treasurer
(Principal Executive Officer)

Date: October 31, 2022	By:	/s/ HSIEH CHANG CHUNG
	Title:	Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

MU Global Holding Limited

Rm. 5, 7F., No. 296, Sec. 4,

Xinyi Rd., Da’an Dist.,

Taipei City 106427,

Taiwan (R.O.C.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MU Global Holding Limited and subsidiaries (the ‘Company’) as of July 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the each of two years in the year ended of July 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022 and 2021, and the results of its operations and its cash flows for the each of two years in the year ended July 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, for the financial year ended July 31, 2022, the Company’s losses from operations, accumulated deficit, capital deficiency and negative operating cash flows raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impairment of property, plant and equipment and intangible assets

The Group has fully impaired its property, plant and equipment amounting to USD149,552 and its intangible assets amounting to USD25,392 as at July 31, 2022.

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

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT (ID: 6723)
We have served as the Company’s auditor since 2021.
Kuala Lumpur, Malaysia
October 31, 2022

MU GLOBAL HOLDING LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2022 and 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of July 31,
	2022	2021
ASSETS
NON-CURRENT ASSETS
Property, plant and equipment	$-	$219,669
Leased asset – Right of use	6,267	12,966

	6,267	232,635

INTANGIBLE ASSET
Patent and trademark	$-	$24,116

	6,267	256,751

CURRENT ASSETS
Prepayments and deposits	$45,094	$101,688
Amount due from related party	11,295	10,425
Inventories	16,483	38,374
Cash and cash equivalents	2,909	20,231

Total current assets	75,781	170,718

TOTAL ASSETS	$82,048	$427,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
NON-CURRENT LIABILITIES
Leased liabilities	$517	$2,647
Loan from related party	-	52,620
Loan from director	122,652	136,193
Loan from third party	77,064	85,895

	$200,233	$277,355
CURRENT LIABILITIES
Other payables and accrued liabilities	65,865	22,092
Amount due to related parties	85,076	95,453
Deposit from franchisees	29,286	33,701
Deposit from customers	39,296	41,013
Loan from director	146,439	138,443
Loan from related party	43,175	-
Leased liabilities	6,042	10,319

Total current liabilities	415,179	341,021

TOTAL LIABILITIES	$615,412	$618,376

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 59,434,838 shares issued and outstanding as of July 31, 2022 and July 31, 2021 respectively	5,943	5,943
Additional paid-in capital	1,830,300	1,830,300
Foreign currency adjustment	19,574	4,698
Accumulated deficit	(2,389,181)	(2,031,848)

Total stockholders’ equity	(533,364)	(190,907)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,048	$427,469

See accompanying notes to consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended July 31, 2022	For the year ended July 31, 2021
REVENUE	$46,702	$64,951

COST OF REVENUE	(21,891)	(17,218)

GROSS PROFIT	24,811	47,733

OTHER INCOME	50,036	36,144

SELLING AND MARKETING EXPENSES	(3,470)	(7,180)

GENERAL AND ADMINISTRATIVE EXPENSES	(428,710)	(463,641)

LOSS BEFORE INCOME TAX	$(357,333)	$(386,944)

INCOME TAXES PROVISION	-	-

NET LOSS	(357,333)	(386,944)

Other comprehensive loss:
- Foreign exchange translation gain	14,876	8,059

TOTAL COMPREHENSIVE LOSS	$(342,457)	$(378,885)

Net loss per share - Basic and diluted	(0.006)	(0.006)

Weighted average number of common shares outstanding - Basic and diluted	59,434,838	59,434,838

See accompanying notes to consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON SHARES		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of Shares	Amount
Balance as of July 31, 2020	59,434,838	$5,943	$1,830,300	$(3,361)	$(1,644,904)	$187,978
Net loss for the year	-	-	-	-	(386,944)	(386,944)
Foreign currency translation adjustment	-	-	-	8,059	-	8,059

Balance as of July 31, 2021	59,434,838	$5,943	$1,830,300	$4,698	$(2,031,848)	$(190,907)
Net loss for the year	-	-	-	-	(357,333)	(357,333)
Foreign currency translation adjustment	-	-	-	14,876	-	14,876

Balance as of July 31, 2022	59,434,838	$5,943	$1,830,300	$19,574	$(2,389,181)	$(533,364)

See accompanying notes to consolidated financial statements

MU GLOBAL HOLDING LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended July 31, 2022	For the year ended July 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(357,333)	$(386,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102,904	193,447
Impairment of fixed assets	174,973	-
Asset written-off	100	75,029
Reversal on termination of leased asset	-	(6,471)
Gain on disposal	(27,539)	(16,695)
Interest expense	2,641	-
Changes in operating assets and liabilities:
Trade receivables	-	193
Prepayments and deposits	54,782	16,416
Amount due from related parties	(868)	2,495
Inventories	20,284	17,549
Other payables and accrued liabilities	3,485	(14,405)
Amount due to related parties	31,800	-
Leased liabilities	(6,185)	(25,733)
Deposit from franchisees	(3,213)	(3,366)
Deposit from customers	-	(8,095)
Net cash used in operating activities	$(4,169)	$(156,580)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed on disposal of property, plant and equipment	44,340	28,046
Purchase of trademark	$(2,841)	$(1,286)
Purchase of property, plant and equipment	(41,811)	(19,965)
Net cash (used in)/generated from investing activities	$(312)	$6,795

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from director	$(1,222)	$88,492
Loan from related party	(8,018)	68,871
Loan from third party	(5,721)	-
Net cash (used in)/generated from financing activities	$(14,961)	$157,363

Effect of exchange rate changes on cash and cash equivalents	2,120	983

Net change in cash and cash equivalents	(17,322)	8,561

Cash and cash equivalents, beginning of year	$20,231	$11,670

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,909	$20,231

See accompanying notes to consolidated financial statements.

MU GLOBAL HOLDING LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

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

On June 29, 2018, the Company acquired 100% interest in MU Worldwide Group Limited, a private limited liability company incorporated in Seychelles and its subsidiary MU Global Holding Limited, a private limited liability company incorporated in Hong Kong. On August 16, 2018, MU Global Holding Limited incorporated a wholly-owned subsidiary in Shanghai, People Republic of China under the name of MU Global Health Management (Shanghai) Limited.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended July 31, 2022, the Company incurred a net loss of $357,333, as of that date, the Company’s current liabilities exceeded its current assets by $339,398, had an accumulated deficit of $2,389,181, capital deficiency of $533,364 and net operating cash flows of $4,169 which raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Details of the Company’s subsidiary:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held
1.	MU Worldwide Group Limited	Seychelles, June 7, 2018	100 shares of ordinary share of US$1 each	Investment holding	100%
2.	MU Global Holding Limited	Hong Kong, January 30, 2018	1 share of ordinary share of HK$1 each	Providing SPA and wellness service in Hong Kong	100%
3.	MU Global Health Management (Shanghai) Limited	Shanghai, August 16, 2018	RMB 7,400,300	Providing SPA and wellness service in China	100%

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

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Classification	Estimated useful life
Leasable equipment	5 years
Computer hardware and software	3 years
Office equipment	3 years
Outlet design fee and equipment	3 years
Application development fee	3 years

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

Leases

The Company recognizes lease payments for its short-term lease on a straight-line basis over the lease term in accordance with ASC 842.

The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

In determining the present value of the unpaid lease payments, ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As most of the Company leases do not provide an implicit rate, the Company uses its incremental borrowing rate as the discount rate for the lease. The Company incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments.

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

For the year ended July 31, 2022, the Company has generated revenue of $46,702 and continuously incurred a net loss of $357,333. As of July 31, 2022, the Company suffered an accumulated deficit of $2,389,181, capital deficiency of $533,364 and negative operating cash flows of $4,169. The Company’s ability to continue as a going concern is dependent upon improving the profitability and the continuing financial support from its shareholders and director. Management believes the existing shareholders, director or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

MU GLOBAL HOLDING LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

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

Translation of amounts from RMB, TWD and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended July 31,
	2022	2021
Year-end RMB : US$1 exchange rate	6.744	6.461
Year-average RMB : US$1 exchange rate	6.476	6.578
Year-end HK$ : US$1 exchange rate	7.850	7.772
Year-average HK$ : US$1 exchange rate	7.811	7.758
Year-end TWD : US$1 exchange rate	30.044	27.972
Year-average TWD : US$1 exchange rate	28.500	28.340

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

MU GLOBAL HOLDING LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

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

On May 7, 2019, the convertible promissory note issued by the Company amounted $779,125 to 45 accredited investors who reside in Taiwan with the conversion price of $1 per share have been converted to 779,125 shares of common stock of the company after the S-1 registration statement was declared effective on May 6, 2019.

From May 14, 2019 to July 31, 2019, the Company issued 150,317 shares of common stock at a price of $1.00 per share through the Initial Public Offering (IPO) to 36 non-US residents.

From August 1, 2020 to July 31, 2021, Ms. Niu Yen-Yen, the CEO of the Company, had 395,000 shares of common stock transferred from 3 non-US residents and had sold 3,364,921 shares of common stock to 20 non-US residents.

From August 1, 2021 to July 31, 2022, Ms. Niu Yen-Yen, the CEO of the Company, had 55,522 shares of common stock transferred from 2 non-US residents and had sold 6,800,000 shares of common stock to 3 non-US residents.

As of July 31, 2022, the Company has an issued and outstanding common share of 59,434,838.

MU GLOBAL HOLDING LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. PROPERTY, PLANT AND EQUIPMENT

	As of July 31, 2022	As of July 31, 2021
	(Audited)	(Audited)
Computer hardware and software	$129,301	$129,301
Office equipment	120,569	120,651
Leasable equipment[1]	229,405	216,924
Outlet design fee and equipment	16,763	16,763
Application development fee	37,413	37,413
Total	533,451	521,052
Accumulated depreciation[2]	(401,797)	(307,197)
Impairment	(149,552)	-
Foreign currency translation adjustment	17,898	5,814
Property, plant and equipment, net	$-	219,669

[1]	For the year ended July 31, 2022, $27,726 of equipment was disposed.

[2]	Depreciation expense for the year ended July 31, 2022 and July 31, 2021 was $94,600 and $167,873 respectively.

WRITE OFF OF PROPERTY, PLANT AND EQUIPMENT

	As of July 31, 2022 (audited)	As of July 31, 2021 (audited)
Write off of property and equipment	$1,686	$148,982
Accumulated depreciation	(1,624)	(80,677)
Foreign currency translation adjustment	38	6,153
Total write off of property and equipment	$100	$74,458

DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT

	As of July 31, 2022 (audited)	As of July 31, 2021 (audited)
Proceed from disposal of property, plant and equipment	$44,340	$28,046
Disposal of equipment at cost	(27,726)	(16,141)
Accumulated depreciation	10,965	4,771
Foreign currency translation adjustment	(40)	19
Total gain on disposal	$27,539	$16,695

5. LEASE

As of November 1, 2020, the Company recognized approximately US$19,724 lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of November 1, 2020, with discounted rate of 4.15% adopted from People’s Bank of China as a reference for discount rate. As of November 5, 2021, the Company had terminated the leased asset which has been recognized on November 1, 2020. Thereafter as of November 6, 2021, the Company recognized approximately US$11,581 lease liability as well as right-of-use asset for all leases at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of November 6, 2021, with discounted rate of 4.35% adopted from “Zhao Shang bank” of China as a reference for discount rate.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The initial recognition of operating lease right and lease liability as follow:

	As of July 31, 2022	As of July 31, 2021
	(Audited)	(Audited)
Gross lease payable	$12,048	$21,370
Less: imputed interest	(467)	(826)
Initial recognition	$11,581	$20,544

As July 31, 2022 and July 31, 2021 operating lease right of use asset as follow:

	As of July 31, 2022 (Audited)	As of July 31, 2021 (Audited)
Initial recognition	$20,544	$250,100
Add: New lease addition	11,581	20,544
Less: Remeasurement of existing lease	(843)
Less: Termination of lease	(20,544)	(250,100)
Balance as of July 31	10,738	20,544
Foreign exchange translation loss	(564)	(247)
Accumulated amortization	(3,907)	(7,331)
Balance end of the year	$6,267	$12,966

As July 31, 2022 and July 31, 2021 operating lease liability as follow:

	As of July 31, 2022 (Audited)	As of July 31, 2021 (Audited)
Initial recognition	$20,544	$250,100
Add: New operating lease liability	11,581	20,544
Less: Remeasurement of existing lease	(843)	-
Less: Termination of lease	(20,544)	(250,100)
Less: Foreign exchange translation gain	(565)	(247)
Less: gross repayment	(3,892)	(7,828)
Add: imputed interest	278	497
Balance as of July 31	6,559	12,966
Less: lease liability current portion	(6,042)	(10,319)
Lease liability non-current portion	$517	$2,647

For the year ended July 31, 2022, the amortization of the operating lease right of use asset was $6,745 while for year ended July 31, 2021, the amortization of the operating lease right of use asset was $7,331.

Maturities of operating lease obligation as follow:

Year ending
July 31, 2023 (12 months)	6,042
October 31, 2023 (3 months)	517
Total	$6,559

Other information:

	Year ended	Year ended
	July 31, 2022	July 31, 2021
	(Audited)	(Audited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$6,185	$25,733
Right-of-use assets obtained in exchange for operating lease liabilities	$6,267	$12,966
Remaining lease term for operating lease (years)	1.25	1.25
Weighted average discount rate for operating lease	4.35%	4.15%

Lease expenses were $411 and $2,656 during the year ended July 31, 2022 and July 31, 2021 respectively.

6. PATENT AND TRADEMARK

	As of	As of
	July 31, 2022	July 31, 2021
	(Audited)	(Audited)
Patent and trademark[1]	$32,404	$29,563
Accumulated amortization	(6,986)	(5,425)
Impairment	(25,392)	-
Foreign currency translation adjustment	(26)	(22)
Trademark, net	$-	$24,116

[1]	The trademarks are held under the Company’s subsidiaries in Hong Kong and Shanghai, China.

Amortization expense for the year ended July 31, 2022 and July 31, 2021 was $1,561 and $3,066 respectively.

7. PREPAYMENTS AND DEPOSITS

	As of	As of
	July 31, 2022	July 31, 2021
	(Audited)	(Audited)
Prepayments	$40,382	$41,501
Deposits	4,712	60,187
Total prepayments and deposits	$45,094	$101,688

8. AMOUNT DUE FROM RELATED PARTY

	As of	As of
	July 31, 2022	July 31, 2021
	(Audited)	(Audited)
Tien Mu International Co., Ltd[1]	$11,295	$10,425
Total amount due from related party	$11,295	$10,425

[1]	Tien Mu International Co., Ltd is owned by Ms. Niu Yen-Yen, the Director and Chief Executive Officer of the Company. Tien Mu International Co., Ltd is an operating agent of the Company’s operation in Taiwan, which collects deposits from franchisees on behalf of the Company.

9. INVENTORIES

	As of	As of
	July 31, 2022	July 31, 2021
	(Audited)	(Audited)
Finished goods, at cost	$16,483	$38,374
Total inventories	$16,483	$38,374

10. LOAN FROM RELATED PARTY

	As of July 31, 2022	As of July 31, 2021
	(Audited)	(Audited)
Hong Ting Network Technology (Xiamen) Limited[1]
Current	$43,175	$-
Non-current	-	52,620
Total loan from related party	$43,175	$52,620

[1]	Hong Ting Network Technology (Xiamen) Limited is wholly-owned by Ms. Niu Yen-Yen, who is also the Director and Chief Executive Officer of the Company. The loan is unsecured, interest-free and repayable on May 31,2021 and further extended to May 31, 2023 with a loan agreement entered on September 2, 2021.

11. LOAN FROM THIRD PARTY

	As of July 31, 2022	As of July 31, 2021
	(Audited)	(Audited)
Shang Hai Shi Ba Enterprise Management Centre	$77,064	$85,895
Total loan from third party	$77,064	$85,895

The loan is unsecured, interest-free and repayable in year 2024 and year 2025.

12. LOAN FROM DIRECTOR

	As of July 31, 2022	As of July 31, 2021
	(Audited)	(Audited)
Current	$146,439	$138,443
Non-current	122,652	136,193
Total loan from director	$269,091	$274,636

The loan provided by director Niu Yen-Yen is unsecured, interest-free and repayable in year 2024, for working capital purpose.

13. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of	As of
	July 31, 2022	July 31, 2021
	(Audited)	(Audited)
Other payables[1]	$45,865	$2,942
Accrued audit fees	15,000	14,000
Accrued professional fees	5,000	5,150
Total other payables and accrued liabilities	$65,865	$22,092

[1]	As of July 31, 2022, other payables include the amount due to Wu, Chun-Teh, who was a shareholder and staff of the Company as of July 31, 2021.

MU GLOBAL HOLDING LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. AMOUNT DUE TO RELATED PARTIES

	As of July 31, 2022	As of July 31, 2021
	(Audited)	(Audited)
Wu, Chun-Teh[1]	$-	$42,177
Hsieh, Chang-Chung[2]	85,076	53,276
	$85,076	$95,453

As of July 31, 2022, the balance $85,076 represented an outstanding payable to related parties.

[1]	As of July 31, 2021, Wu, Chun-Teh was a shareholder of the Company, at the same time providing consultation services to the Company and also staff of the Company, has paid operational expenses such as renovation cost, rental and staff salaries on behalf of the Company. As of July 31, 2022, Wu, Chun-Teh sold entire of his shares in the Company and was no longer being staff of the Company.

[2]	Hsieh, Chang-Chung is the Chief Financial Officer (“Principal Financial Officer”, “Principal Accounting Officer”) of the Company, and the amount represents the salary expense accrued.

The amounts due to related parties are unsecured, interest-free with no fixed repayment term and for working capital purpose.

15. INCOME TAXES

For the year ended July 31, 2022 and July 31, 2021, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Year ended July 31, 2022	Year ended July 31, 2021
	(Audited)	(Audited)
Tax jurisdictions from:
- Local	$(52,675)	$(51,144)
- Foreign, representing
Seychelles	(2,101)	(1,000)
Hong Kong	(97,033)	(66,837)
People’s Republic of China (“PRC”)	(205,524)	(267,963)
Loss before income tax	$(357,333)	$(386,944)

The provision for income taxes consisted of the following:

	Year ended July 31, 2022	Year ended July 31, 2021
	(Audited)	(Audited)
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States, Seychelles, Hong Kong, and PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of July 31, 2022, the operations in the United States of America incurred $439,584 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $351,667 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. CONCENTRATIONS OF RISKS

(a) Major customers

For the year ended July 31, 2022, and 2021, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2022	2021	2022	2021	2022	2021
	Revenues		Percentage of revenues		Accounts receivable, trade
	(Audited)		(Audited)		(Audited)

Customer A	$-	$10,642	-%	16%	$-	$-
Customer B	-	13,302	-%	20%	-	-
Customer C	37,062	18,243	79%	28%	-	-
	$37,062	$42,187	79%	64%	$-	$-

(b) Major suppliers

For the year ended July 31, 2022, there are no vendors who accounted for 10% or more of the Company’s purchase and the accounts payable balances at period-end.

(c) Major suppliers for property, plant and equipment

For the year ended July 31, 2022, the Company purchased property, plant and equipment from Rongzi Co., which accounted for 100% the total purchases of property, plant and equipment during the year.

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

17. COMMITMENTS AND CONTINGENCIES

On November 6, 2021, the Company entered into a contract rental agreement to rent the office in Shanghai for a period of one year commencing on November 6, 2021 with tri-monthly payments in the amount of RMB 3,500 per month over the course of the lease and an entitlement of 1 month rent free period as relief upon rented the premise for full 11 months. The Company has an option to renew after the end of the agreement. On October 18, 2022, the Company has renewed the tenancy agreement for 12 months with tri-monthly payments in the amount of RMB 3,500 per month over the course of the lease from November 6, 2022 to November 5, 2023 and is entitled for 1 month rent free period as relief upon rented the premise for full 11 months.

As of July 31, 2022, the Company has the aggregate minimal rent payments due in the next two years as follows:

Year ending July 31

2023	$5,709
2024	1,038
Total	$6,747

18. RELATED PARTY TRANSACTIONS

For the year ended July 31, 2022 and 2021, the Company has following transactions with related parties:

	Year ended July 31, 2022	Year ended July 31, 2021
	(Audited)	(Audited)
Professional fee paid:
- Related party A	$16,580	$26,460

Consultation fee paid:
- Related party B	$32,400	$21,800
- Related party C	$-	$10,500

Total	$48,980	$58,760

Related party A is the fellow subsidiaries of a corporate shareholder of the Company. Related party B and C are the shareholders of the Company.

For the year ended July 31, 2022, the Company incurred professional fees of $16,580 due to related party A. Related party B and C are consultant of the Company and have provided consultancy service for business operation.

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

The Company had no inter-segment sales for the years presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the year ended July 31, 2022
	Nevada	Seychelles	Hong Kong	China	Total

Revenue	$-	$-	$-	$46,702	$46,702
Cost of revenue	-	-	-	(21,891)	(21,891)
Other income	-	-	27,781	22,255	50,036
Selling and marketing expenses	-	(13)	(103)	(3,354)	(3,470)
General and administrative expenses	(52,675)	(2,088)	(124,711)	(249,236)	(428,710)
Net loss before taxation	(52,675)	(2,101)	(97,033)	(205,524)	(357,333)

Total assets	$3,075	$1	$15,551	$63,421	$82,048

	For the year ended July 31, 2021
	Nevada	Seychelles	Hong Kong	China	Total

Revenue	$-	$-	$196	$64,755	$64,951
Cost of revenue	-	-	-	(17,218)	(17,218)
Other income	-	-	15,639	20,505	36,144
Selling and marketing expenses	-	-	-	(7,180)	(7,180)
General and administrative expenses	(51,144)	(1,000)	(82,672)	(328,825)	(463,641)
Net loss before taxation	(51,144)	(1,000)	(66,837)	(267,963)	(386,944)

Total assets	$-	$-	$130,602	$296,867	$427,469

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the year ended July 31, 2022.

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

21. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of July 31, 2022, and events which occurred subsequently but were not recognized in the financial statements. During the year, there was no subsequent event that required recognition or disclosure.

