Form 10-Q
period 2022-10-31
MU GLOBAL HOLDING Ltd
filed 2022-12-07
CIK 1746119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 31, 2022

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2022
Common Stock, $.0001 par value	59,434,838

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of October 31, 2022 (unaudited) and July 31, 2022 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three Months Ended October 31, 2022 (unaudited) and October 31, 2021 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended October 31, 2022 (unaudited) and 2021 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2022 (unaudited) and October 31, 2021 (unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements	F-6 - F-19
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-5
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES	6
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	7
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	7
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	7
ITEM 4	MINE SAFETY DISCLOSURES	7
ITEM 5	OTHER INFORMATION	7
ITEM 6	EXHIBITS	8
	SIGNATURES	9

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of October 31, 2022 (unaudited) and July 31, 2022 (audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three Months Ended October 31, 2022 (unaudited) and October 31, 2021 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended October 31, 2022 (unaudited) and 2021 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2022 (unaudited) and October 31, 2021 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements	F-6 - F-19

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2022 AND JULY 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	October 31, 2022	July 31, 2022
	Unaudited	Audited
ASSETS
NON-CURRENT ASSETS
Property, plant and equipment	$-	$-
Lease asset – Right of use	4,631	6,267

	4,631	6,267

INTANGIBLE ASSET
Patent and trademark	$-	$-

	4,631	6,267

CURRENT ASSETS
Trade receivable	$120,938	$-
Prepayments and deposits	38,590	45,094
Amount due from related party	1,707	11,295
Inventories	15,226	16,483
Cash and cash equivalents	2,080	2,909

Total current assets	178,541	75,781

TOTAL ASSETS	$183,172	$82,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
NON-CURRENT LIABILITIES
Lease liabilities	$-	$517
Loan from director	114,539	122,652
Loan from third party	83,457	77,064

	$197,996	$200,233
CURRENT LIABILITIES
Trade payable	108,844	-
Other payables and accrued liabilities	65,811	65,865
Amount due to related parties	93,176	85,076
Deposit from franchisees	27,190	29,286
Deposit from customers	36,300	39,296
Loan from director	152,139	146,439
Loan from related party	38,318	43,175
Lease liabilities	5,161	6,042

Total current liabilities	526,939	415,179

TOTAL LIABILITIES	$724,935	$615,412

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 59,434,838 shares issued and outstanding as of October 31, 2022 and July 31, 2022 respectively	5,943	5,943
Additional paid-in capital	1,830,300	1,830,300
Foreign currency adjustment	43,987	19,574
Accumulated deficit	(2,421,993)	(2,389,181)

Total stockholders’ equity	(541,763)	(533,364)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$183,172	$82,048

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022 and 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	Three months ended October 31,
	2022	2021
REVENUE	$120,994	$593

COST OF REVENUE	(108,844)	(187)

GROSS PROFIT	12,150	406

OTHER INCOME	1,741	21,546

SELLING AND MARKETING EXPENSES	(275)	(144)

GENERAL AND ADMINISTRATIVE EXPENSES	(46,428)	(71,098)

LOSS BEFORE INCOME TAX	(32,812)	(49,290)

TAX PROVISION	-	-

NET LOSS	$(32,812)	$(49,290)

Other comprehensive loss:
- Foreign currency translation gain	24,413	(1,881)

TOTAL COMPREHENSIVE LOSS	$(8,399)	$(51,171)

Net loss per share- Basic and diluted	(0.0001)	(0.0009)

Weighted average number of common shares outstanding – Basic and diluted	59,434,838	59,434,838

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THREE MONTHS ENDED OCTOBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Three months ended October 31, 2022
	Common Stock		Additional	Accumulated Other
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total Equity
Balance as of August 1, 2022	59,434,838	$5,943	$1,830,300	$19,574	$(2,389,181)	$(533,364)
Net loss for the period	-	-	-	-	(32,812)	(32,812)
Foreign currency translation adjustment	-	-	-	24,413	-	24,413
Balance as of October 31, 2022	59,434,838	$5,943	$1,830,300	$43,987	$(2,421,993)	$(541,763)

Three months ended October 31, 2021
	Common Stock		Additional	Accumulated Other		Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance as of August 1, 2021	59,434,838	$5,943	$1,830,300	$4,698	$(2,031,848)	$(190,907)
Net loss for the period	-	-	-	-	(49,290)	(49,290)
Foreign currency translation adjustment	-	-	-	(1,881)	-	(1,881)
Balance as of October 31, 2021	59,434,838	$5,943	$1,830,300	$2,817	$(2,081,138)	$(242,078)

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	Three months ended October 31
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,812)	$(49,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	37,431
Amortization	1,208	3,328
Impairment	3,584	-
Reversal of asset written off	(6)	-
Interest expense	2,569	-
Gain on disposal	(108)	(19,714)
Changes in operating assets and liabilities:
Trade receivable	(120,938)	-
Prepayments and deposits	3,581	1,904
Trade payable	108,844	-
Other payables and accrued liabilities	3,260	(52,726)
Amount due to related party	8,100	60,776
Inventories	-	187
Lease liabilities	(898)	(2,566)
Amount due from related party	9,587	(21,073)
Deposit from franchisee	-	(2,856)
Net cash used in operating activities	$(14,029)	$(44,599)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patent and trademark	(3,584)	(2,841)
Proceed on disposal	114	30,000
Net cash (used in)/ generated from investing activities	$(3,470)	$27,159

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	$5,700	$3,500
Loan from related party	(1,986)	-
Loan from third party	11,465	(500)
Net cash provided by financing activities	$15,179	$3,000

Effect of exchange rate changes on cash and cash equivalents	1,491	(313)

Net change in cash and cash equivalents	(829)	(14,753)

Cash and cash equivalents, beginning of period	2,909	20,231
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,080	$5,478

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022

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

Details of the Company’s subsidiary:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities

1.	MU Worldwide Group Limited	Seychelles, June 7, 2018	100 shares of ordinary share of US$1 each	Investment holding

2.	MU Global Holding Limited	Hong Kong, January 30, 2018	1 ordinary share of HK$1	Providing SPA and Wellness service in Hong Kong

3.	MU Global Health Management	Shanghai, August 16, 2018	RMB 7,400,300	Providing SPA and Wellness service in China

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended October 31, 2022, and 2021, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended October 31, 2022, are not necessarily indicative of the results that may be expected for the year ending July 31, 2023. The Condensed Consolidated Balance Sheets information as of October 31, 2022, was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended July 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on October 31, 2022. These financial statements should be read in conjunction with that report.

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

Expenditures for maintenance and repairs are expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the consolidated statements of operations and comprehensive losses.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022

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

In determining the present value of the unpaid lease payments, ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As most of the Company leases do not provide an implicit rate, the Company uses its incremental borrowing rate as the discount rate for the lease. The Company incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments

Inventories

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

For the period ended October 31, 2022, the Company has generated revenue of $120,994 and continuously incurred a net loss of $32,812. As of October 31, 2022, the Company suffered an accumulated deficit of $2,421,993, capital deficiency of $541,763 and negative operating cash flows of $14,029. The Company’s ability to continue as a going concern is dependent upon improving the profitability and the continuing financial support from its shareholders and director. Management believes the existing shareholders, director or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022

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

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended October 31
	2022	2021
Period-end RMB : US$1 exchange rate	7.30	6.40
Period-average RMB : US$1 exchange rate	6.99	6.45
Period-end HK$ : US$1 exchange rate	7.85	7.78
Period-average HK$ : US$1 exchange rate	7.85	7.78
Period-end TWD : US$1 exchange rate	32.26	27.86
Period-average TWD : US$1 exchange rate	31.05	27.83

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022

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

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023 as the Company is qualified as a smaller reporting company. The Company is currently evaluating the impact ASU 2019-05 may have on its consolidated financial statements.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of October 31, 2022 are summarized below:

	As of October 31, 2022	As of July 31, 2022
	(Unaudited)	(Audited)

Computer hardware and software	$129,301	$129,301
Outlet equipment	120,569	120,569
Leasable equipment	229,405	229,405
Outlet design fee and equipment	16,763	16,763
App development fee	37,413	37,413
Total	533,451	533,451
Accumulated depreciation[1]	$(401,797)	$(401,797)
Impairment	(149,552)	(149,552)
Foreign currency translation adjustment	17,898	17,898
Property, plant and equipment, net	$-	$-

[1]	For the period ended October 31, 2022 and October 31, 2021, depreciation expense was $0 and $37,431 respectively.

WRITE OFF OF PROPERTY, PLANT AND EQUIPMENT

	As of October 31, 2022	As of July 31, 2022
	(Unaudited)	(Audited)
Write off of property, plant and equipment	$-	$1,686
Accumulated depreciation	-	(1,624)
Foreign currency translation adjustment	-	38
Total write off of property, plant and equipment	$-	$100

DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT

	As of October 31, 2022	As of July 31, 2022
	(Unaudited)	(Audited)
Proceed from disposal of property, plant and equipment	$114	$44,340
Disposal of equipment at cost	-	(27,726)
Disposal of equipment written off at net book value	(6)	-
Accumulated depreciation	-	10,965
Foreign currency translation adjustment	-	(40)
Total gain on disposal	$108	$27,539

4. LEASE

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

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$12,048
Less: imputed interest	(467)
Initial recognition	$11,581
Less: Remeasurement of existing lease	(843)
Balance	$10,738

As of October 31, 2022 and July 31, 2022, the operating lease right of use asset as follow:

	As of October 31, 2022	As of July 31, 2022
	(Unaudited)	(Audited)
Balance	6,267	12,966
Less: Termination of lease	-	(10,285)
Add: New operating lease liability	-	10,738
Foreign exchange translation loss	(428)	(407)
Amortization	(1,208)	(6,745)
Balance end of the period/year	$4,631	$6,267

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

As of October 31, 2022 and July 31, 2022, the operating lease liability as follow:

	As of October 31, 2022 (Unaudited)	As of July 31, 2022 (Audited)
As of August 1	$6,559	$2,647
Less: Termination of lease	-	(2,647)
Add: New operating lease liability	-	11,581
Less: Remeasurement of existing lease	-	(843)
Less: Gross repayment	(1,001)	(3,892)
Add: Imputed interest	64	278
Foreign exchange translation loss	(461)	(565)
Balance end of the period/year	$5,161	$6,559

For the period ended October 31, 2022, the amortization of the operating lease right of use asset was $1,208 while for the period ended October 31, 2021, the amortization of the operating lease right of use asset was $2,543.

Maturities of operating lease obligation as follow:

Year ending
July 31, 2023 (9 months)	$4,683
Oct 31, 2023 (3 months)	478
Total	$5,161

Other information:

	Three months ended	Three months ended
	October 31, 2022	October 31, 2021
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$898	$2,566
Right-of-use assets obtained in exchange for operating lease liabilities	$4,631	$10,532
Remaining lease term for operating lease (years)	1	1
Weighted average discount rate for operating lease	4.35%	4.15%

Lease expenses were $64 and $2,660 during the period ended October 31, 2022 and October 31, 2021 respectively.

5. PATENT AND TRADEMARK

	As of	As of
	October 31, 2022	July 31, 2022
	(Unaudited)	(Audited)
Patent and trademark[1]	$35,988	$32,404
Accumulated amortization	(6,986)	(6,986)
Impairment	(28,976)	(25,392)
Foreign currency translation adjustment	(26)	(26)
Patent and trademark, net	$-	$-

[1]	The patents and trademarks are held under the Company’s subsidiaries in Hong Kong and Shanghai, China.

Amortization were $0 and $785 for the period ended October 31, 2022 and October 31, 2021 respectively.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

6. PREPAYMENTS AND DEPOSITS

	As of October 31, 2022	As of July 31, 2022
	(Unaudited)	(Audited)
Prepayments	$36,131	$40,382
Deposits	2,459	4,712
Total prepayments and deposits	$38,590	$45,094

7. AMOUNT DUE FROM RELATED PARTY

	As of October 31, 2022	As of July 31, 2022
	(Unaudited)	(Audited)
Tien Mu International Co., Ltd[1]	$1,707	$11,295
Total amount due from related party	$1,707	$11,295

[1]	Tien Mu International Co., Ltd is owned by Ms. Niu Yen-Yen, the Director and Chief Executive Officer of the Company. Tien Mu International Co., Ltd is an operating agent of the Company’s operation in Taiwan, which collects deposits from franchisees on behalf of the Company.

8. INVENTORIES

	As of	As of
	October 31, 2022	July 31, 2022
	(Unaudited)	(Audited)
Finished goods, at cost	$15,226	$16,483
Total inventories	$15,226	$16,483

9. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of October 31, 2022	As of July 31, 2022
	(Unaudited)	(Audited)
Other payables	$41,447	$45,865
Accrued audit fees	7,500	15,000
Accrued professional fees	16,864	5,000
Total payables and accrued liabilities	$65,811	$65,865

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. AMOUNT DUE TO RELATED PARTY

	As of October 31, 2022	As of July 31, 2022
	(Unaudited)	(Audited)
Hsieh, Chang-Chung[1]	$93,176	$85,076
	$93,176	$85,076

[1]	Hsieh, Chang-Chung is Chief Financial Officer (“Principal Financial Officer”, “Principal Accounting Officer”) of the Company as of October 31, 2022, the amount represents the salary expenses accrued. Hsieh, Chang-Chung resigned as Chief Financial Officer of the Company with effective from November 1, 2022.

The amount due to related party is unsecured, interest-free with no fixed repayment term, for working capital purpose.

11. LOAN FROM RELATED PARTY

	As of October 31, 2022	As of July 31, 2022
	(Unaudited)	(Audited)
Hong Ting Network Technology (Xiamen) Limited[1]	$38,318	$43,175
Total loan from related party	$38,318	$43,175

[1]	Hong Ting Network Technology (Xiamen) Limited is wholly-owned by Ms. Niu Yen-Yen, who is also the Director and Chief Executive Officer of the Company. The loan is unsecured, interest-free and repayable on May 31, 2021 and further extended to May 31, 2023 with a loan agreement entered on September 2, 2021.

12. LOAN FROM THIRD PARTY

	As of October 31, 2022	As of July 31, 2022
	(Unaudited)	(Audited)
Shang Hai Shi Ba Enterprise Management Centre	$83,457	$77,064
Total loan from third party	$83,457	$77,064

The loan is unsecured, interest-free and repayable in year 2024 and year 2025.

13. LOAN FROM DIRECTOR

	As of October 31, 2022	As of July 31, 2022
	(Unaudited)	(Audited)
Current	$152,139	$146,439
Non-current	114,539	122,652
Total loan from Director	$266,678	$269,091

Current portion of the loan provided by director Ms. Niu Yen-Yen, is repayable upon demand. Non-current portion of the loan provided by director is unsecured, interest-free and repayable in year 2024, for working capital purpose.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

14. INCOME TAXES

For the three months ended October 31, 2022 and October 31, 2021, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	Three months ended October 31
	2022	2021
Tax jurisdictions from:
Local	$(13,025)	$(10,075)
Foreign, representing
- Seychelles	-	-
- Hong Kong	(4,977)	8,323
- Shanghai	(14,810)	(47,538)
Loss before income tax	$(32,812)	$(49,290)

The provision for income taxes consisted of the following:

	For the period ended October 31, 2022	For the period ended October 31, 2021
Current:
- Local	$-	$-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Seychelles, Hong Kong and Shanghai, PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of October 31, 2022, the operations in the United States of America incurred $452,609 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $362,088 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022

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

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022

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

As of October 31, 2022, MU Global Holding Limited has an issued and outstanding common share of 59,434,838.

16. CONCENTRATIONS OF RISK

(a) Major customers

For the three months period ended October 31, 2022 and 2021, the customers who accounted for 10% or more of the Company’s revenues and its trade receivable balance at period-end are presented as follows:

	2022	2021	2022	2021	2022	2021
	Revenue		Percentage of revenue		Trade receivable
	(Unaudited)		(Unaudited)		(Unaudited)

Customer A	$-	$593	-%	100%	$-	$-
Customer B	120,938	-	99%	-%	120,938	-
	$120,938	$593	99%	100%	$120,938	$-

(b) Major vendors

For the three months period ended October 31, 2022 and 2021, the vendors who accounted for 10% or more of the Company’s purchases and its trade payable balance at period-end are presented as follows:

	2022	2021	2022	2021	2022	2021
	Purchases		Percentage of purchases		Trade payable
	(Unaudited)		(Unaudited)		(Unaudited)

Vendor A	$108,844	$-	100%	-%	$108,844	$-
	$108,844	$-	100%	-%	$108,844	$-

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022

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

As of October 31, 2022, the Company has the aggregate minimal rent payments due in the next two years as follows:

Year ending July 31

2023	$4,315
2024	959
Total	$5,274

On November 11, 2022, a litigation was concluded in the Shanghai Changning People’s Court on the Company and both parties are eligible to appeal within 15 days from the date of judgement. The judgement made by the court order was for the Company to pay a compensation and legal cost to a third party by December 6, 2022.

18. RELATED PARTY TRANSACTIONS

For the period ended October 31, 2022 the Company has following transactions with related parties:

	For the period ended October 31, 2022 (Unaudited)	For the year ended July 31, 2022 (Audited)
Professional fee:
- Related party A	$3,500	$16,580

Consultation fee:
- Related party B	$8,100	$32,400

Cost of revenue:
- Related party C	$108,844	$-

Total	$120,444	$48,980

Related party A is the fellow subsidiaries of a corporate shareholder of the Company. Related party B is the employee and shareholder of the Company. Related party C represents a Company which has common director and shareholder with the Company.

For the period ended October 31, 2022, the Company incurred professional fees of $3,500 due to related party A, consultation fees of $8,100 due to related party B and cost of revenue of $108,844 due to related party C.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022

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

The Company had no inter-segment sales for the years presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the period ended October 31, 2022
	Nevada	Seychelles	Hong Kong	China	Total

Revenue	$-	$-	$120,938	$56	$120,994
Cost of revenue	-	-	(108,844)	-	(108,844)
Other income	-	-	1	1,740	1,741
Selling and marketing expenses			(200)	(75)	(275)
General and administrative expenses	(13,025)	-	(16,872)	(16,531)	(46,428)
Net loss before taxation	(13,025)	-	(4,977)	(14,810)	(32,812)

Total assets	$1,750	$1	$124,816	$56,605	$183,172

	For the period ended October 31, 2021
	Nevada	Seychelles	Hong Kong	China	Total

Revenue	$-	$-	$-	$593	$593
Cost of revenue	-	-	-	(187)	(187)
Other income	-	-	21,143	403	21,546
Selling and marketing expenses	-	-	-	(144)	(144)
General and administrative expenses	(10,075)	-	(12,820)	(48,203)	(71,098)
Net loss before taxation	(10,075)	-	8,323	(47,538)	(49,290)

Total assets	$-	$1	$137,544	$248,453	$385,998

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the period ended October 31, 2022.

The Management had considered the impact of COVID-19 outbreak in China, which would have affected the financial position, performance and cash flow of the Company for the period ended October 31, 2022. It was concluded that the impact of non-adjusting events arising from COVID-19 outbreak has not significantly affected the fair value of the financial assets or liabilities and non-financial assets of the Company, including the classification of non-current and current items that were presented on the reporting date.

21. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of October 31, 2022, and events which occurred subsequently but were not recognized in the financial statements. During the period, there was no subsequent event that required recognition or disclosure, except for those disclosed in Note 17 Commitments and Contingencies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended July 31, 2022 filed with the Securities and Exchange Commission on October 31, 2022 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K/A. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

3

Results of Operation

For the three months ended October 31, 2022 and 2021

Revenues

For the three months ended October 31, 2022 and 2021, the Company has generated revenue of $120,994 and $593 respectively. The revenue represented income from wellness and beauty services provided to customers, sales of products and sharing of revenue from leasable equipment with business alliance and franchisee.

Cost of Revenue and Gross Margin

For the three months ended October 31, 2022 and 2021, cost incurred arise in providing wellness and beauty services and selling of essential oil is $108,844 and $187 respectively, and generate a gross profit the for the three months ended October 31, 2022 and 2021 of $12,150 and $406.

Selling and marketing expenses

For the three months ended October 31, 2022 and 2021, we had incurred marketing expenses in the amount of $275 and $144 respectively. The expense comprised of travelling expenses.

General and administrative expenses

For the three months ended October 31, 2022 and 2021, we had incurred general and administrative expenses in the amount of $46,428 and $71,098 respectively. These expenses are comprised of salary, allowance, professional fees, consultancy fee for IT and system management, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $1,741 and $21,546 as other income for the three months ended October 31, 2022 and 2021. This income is derived from the interest income, foreign exchange gain, gain on disposal and gain on measurement of long-term liabilities.

Net Loss

Our net loss for three months ended October 31, 2022 and 2021 were $32,812 and $49,290. The net loss mainly derived from the general and administrative expenses incurred. The decrease in net loss of $16,478 as a result of higher revenue generated during the period ended October 31, 2022.

4

Liquidity and Capital Resources

As of October 31, 2022 and 2021, we had cash and cash equivalents of $2,080 and $5,478 respectively. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the period ended October 31, 2022, the Company had met these requirements primarily from the financial support from director and related company.

Cash Used in Operating Activities

For the three months ended October 31, 2022, net cash used in operating activities was $14,029 as compared to net cash used in operating activities of $44,599 for the three months ended October 31, 2021. The decrease in cash used in operating activities was mainly due to lower spend in general and administrative expenses.

Cash Provided in Financing Activities

For the three months ended October 31, 2022 and 2021, net cash provided by financing activities was $15,179 and $3,000 respectively. The financing cash flow performance primarily reflects the provision of long-term loan by director and third party.

Cash Provided in Investing Activities

For the three months ended October 31, 2022 and 2021, the net cash used in investing activities was $3,470 and net cash generated from investing activities was $27,159. The investing cash flow performance primarily reflects the purchase of property, plant and equipment and trademark and disposal of property, plant and equipment.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of October 31, 2022.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of October 31, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

7

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer *

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Schema Document*

101.CAL	Inline XBRL Calculation Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

101.LAB	Inline XBRL Label Linkbase Document*

101.PRE	Inline XBRL Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MU Global Holding Limited
(Name of Registrant)

Date: December 07, 2022	By:	/s/ NIU YEN YEN
	Title:	Chief Executive Officer, Chief Financial Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

9