Form 10-Q
period 2023-04-30
MU GLOBAL HOLDING Ltd
filed 2023-06-09
CIK 1746119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 30, 2023

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2023
Common Stock, $.0001 par value	59,434,838

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of April 30, 2023 (unaudited) and July 31, 2022 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three and Nine Months Ended April 30, 2023 (unaudited) and April 30, 2022 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended April 30, 2023 (unaudited) and 2022 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2023 (unaudited) and April 30, 2022 (unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements	F-6 - F-20
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-7
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	7
ITEM 4.	CONTROLS AND PROCEDURES	7
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	8
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	8
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	8
ITEM 4	MINE SAFETY DISCLOSURES	8
ITEM 5	OTHER INFORMATION	8
ITEM 6	EXHIBITS	9
	SIGNATURES	10

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of April 30, 2023 (unaudited) and July 31, 2022 (audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three and Nine Months Ended April 30, 2023 (unaudited) and April 30, 2022 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended April 30, 2023 (unaudited) and 2022 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2023 (unaudited) and April 30, 2022 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements	F-6-F-20

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2023 AND JULY 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	April 30, 2023	July 31, 2022
	Unaudited	Audited
ASSETS
NON-CURRENT ASSETS
Property, plant and equipment	$-	$-
Lease asset – Right of use	2,446	6,267

	2,446	6,267

INTANGIBLE ASSET
Patent and trademark	$-	$-

Total non-current assets	2,446	6,267

CURRENT ASSETS
Prepayments and deposits	$42,829	$45,094
Amount due from related party	-	11,295
Inventories	15,593	16,483
Cash and cash equivalents	4,967	2,909

Total current assets	63,389	75,781

TOTAL ASSETS	$65,835	$82,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
NON-CURRENT LIABILITIES
Lease liabilities	$-	$517
Loan from director	123,629	122,652
Loan from third party	94,752	77,064

Total non-current liabilities	$218,381	$200,233

CURRENT LIABILITIES
Other payables and accrued liabilities	50,602	65,865
Amount due to related parties	93,269	85,076
Deposit from franchisees	28,617	29,286
Deposit from customers	55,111	39,296
Loan from director	170,805	146,439
Loan from related party	40,473	43,175
Lease liabilities	2,505	6,042

Total current liabilities	441,382	415,179

TOTAL LIABILITIES	$659,763	$615,412

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 59,434,838 shares issued and outstanding as of April 30, 2023 and July 31, 2022 respectively	5,943	5,943
Additional paid-in capital	1,830,300	1,830,300
Foreign currency adjustment	26,994	19,574
Accumulated deficit	(2,457,165)	(2,389,181)

Total stockholders’ equity	(593,928)	(533,364)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,835	$82,048

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2023 and 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	Three Months Ended April 30		Nine Months Ended April 30
	2023	2022	2023	2022
REVENUE	$1,117	$570	$129,358	$39,357

COST OF REVENUE	(489)	(232)	(109,333)	(17,628)

GROSS PROFIT	$628	$338	$20,025	$21,729

OTHER INCOME	4,807	24,562	7,165	51,495

SELLING AND MARKETING EXPENSES	(1)	-	(279)	-

GENERAL AND ADMINISTRATIVE EXPENSES	(22,267)	(210,092)	(94,895)	(379,230)

LOSS BEFORE INCOME TAX	$(16,833)	$(185,192)	$(67,984)	$(306,006)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(16,833)	$(185,192)	$(67,984)	$(306,006)
Other comprehensive expense:
- Foreign currency translation gain	7,685	11,263	7,420	8,522

TOTAL COMPREHENSIVE LOSS	$(9,148)	$(173,929)	$(60,564)	(297,484)

Net loss per share- Basic and diluted	(0.0002)	(0.0029)	(0.0010)	(0.0050)

Weighted average number of common shares outstanding - Basic and diluted	59,434,838	59,434,838	59,434,838	59,434,838

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED APRIL 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Nine months ended April 30, 2023
	Common Stock		Additional	Accumulated Other
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total Equity
Balance as of August 1, 2022	59,434,838	$5,943	$1,830,300	$19,574	$(2,389,181)	$(533,364)
Net loss for the period	-	-	-	-	(32,812)	(32,812)
Foreign currency translation adjustment	-	-	-	24,413	-	24,413
Balance as of October 31, 2022	59,434,838	$5,943	$1,830,300	$43,987	$(2,421,993)	$(541,763)
Net loss for the period	-	-	-	-	(18,339)	(18,339)
Foreign currency translation adjustment	-	-	-	(24,678)	-	(24,678)
Balance as of January 31, 2023	59,434,838	$5,943	$1,830,300	19,309	(2,440,332)	(584,780)
Net loss for the period	-	-	-	-	(16,833)	(16,833)
Foreign currency translation adjustment	-	-	-	7,685	-	7,685
Balance as of April 30, 2023	59,434,838	$5,943	$1,830,300	26,994	(2,457,165)	(593,928)

Nine months ended April 30, 2022
	Common Stock		Additional	Accumulated Other		Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance as of August 1, 2021	59,434,838	$5,943	$1,830,300	$4,698	$(2,031,848)	$(190,907)
Net loss for the period	-	-	-	-	(49,290)	(49,290)
Foreign currency translation adjustment	-	-	-	(1,881)	-	(1,881)
Balance as of October 31, 2021	59,434,838	$5,943	$1,830,300	$2,817	$(2,081,138)	$(242,078)
Net loss for the period	-	-	-	-	(71,525)	(71,525)
Foreign currency translation adjustment	-	-	-	(860)	-	(860)
Balance as of January 31, 2022	59,434,838	$5,943	$1,830,300	$1,957	$(2,152,663)	$(314,463)
Net loss for the period	-	-	-	-	(185,192)	(185,192)
Foreign currency translation adjustment	-	-	-	11,263	-	11,263
Balance as of April 30, 2022	59,434,838	$5,943	$1,830,300	13,220	(2,337,855)	(488,392)

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	Nine months ended April 30
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,984)	$(306,006)
Adjustments to reconcile net loss to net cash (used in)/generated from operating activities:
Depreciation	-	95,608
Amortization	3,649	7,452
Impairment	1,502	177,580
Reversal of asset written off	(6)	-
Interest expense	8,098	-
Gain on disposal	(4,899)	(21,875)
Changes in operating assets and liabilities:
Prepayments and deposits	1,332	54,111
Other payables and accrued liabilities	(14,206)	(63,967)
Amount due to related party	8,193	76,976
Inventories	489	16,774
Lease liabilities	(3,895)	(5,704)
Amount due from related party	11,295	(5,692)
Deposit from franchisee	-	(2,184)
Deposit from customers	16,771	-
Net cash (used in)/generated from operating activities	$(39,661)	$23,073

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patent and trademark	(3,584)	(2,841)
Proceed on disposal	6,987	37,376
Purchase of property, plant and equipment	-	(41,811)
Net cash generated from/(used in) investing activities	$3,403	$(7,276)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	$24,366	$(8,952)
Loan from related party	(2,966)	(7,044)
Loan from third party	16,698	(16,779)
Net cash provided by/(used in) financing activities	$38,098	$(32,775)

Effect of exchange rate changes on cash and cash equivalents	218	(332)

Net change in cash and cash equivalents	2,058	(17,310)

Cash and cash equivalents, beginning of period	2,909	20,231
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,967	$2,921

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2023

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

FOR THE NINE MONTHS ENDED APRIL 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the nine months ended April 30, 2023, and 2022, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended April 30, 2023, are not necessarily indicative of the results that may be expected for the year ending July 31, 2023. The Condensed Consolidated Balance Sheets information as of April 30, 2023, was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended July 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on October 31, 2022. These financial statements should be read in conjunction with that report.

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

FOR THE NINE MONTHS ENDED APRIL 30, 2023

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

For the period ended April 30, 2023, the Company has generated revenue of $129,358 and continuously incurred a net loss of $67,984. As of April 30, 2023, the Company suffered an accumulated deficit of $2,457,165, capital deficiency of $593,928 and negative operating cash flows of $39,661. The Company’s ability to continue as a going concern is dependent upon improving the profitability and the continuing financial support from its shareholders and director. Management believes the existing shareholders, director or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

FOR THE NINE MONTHS ENDED APRIL 30, 2023

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

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended April 30
	2023	2022
Period-end RMB : US$1 exchange rate	6.91	6.61
Period-average RMB : US$1 exchange rate	6.95	6.40
Period-end HK$ : US$1 exchange rate	7.85	7.85
Period-average HK$ : US$1 exchange rate	7.84	7.80
Period-end TWD : US$1 exchange rate	30.79	29.49
Period-average TWD : US$1 exchange rate	30.77	28.00

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

FOR THE NINE MONTHS ENDED APRIL 30, 2023

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topics 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. In November 2019, the FASB issued ASU 2019-10 highlighted the adoption timeline. For smaller reporting entities, Topic 326 is effective for annual periods beginning after December 15, 2022, including interim period within those fiscal years, of which is effective for the Company on January 1, 2023.

Credit loss rate is determined by historical collection based on aging schedule, adjusted for current conditions using reasonable and supportable forecast. Based on the aging categorization and the adjusted loss per category, an allowance for credit losses is calculated by multiplying the adjusted loss rate with the amortized cost in the respective age category.

Recently Issued Accounting Standard

The Company reviews new accounting standards as issued. Management has not identified any other new standards that is believes will have a significant impact on the Company’s financial statements.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of April 30, 2023 are summarized below:

	As of April 30, 2023	As of July 31, 2022
	(Unaudited)	(Audited)

Computer hardware and software	$129,301	$129,301
Outlet equipment	120,569	120,569
Leasable equipment	225,098	229,405
Outlet design fee and equipment	16,763	16,763
Application development fee	37,413	37,413
Total	529,144	533,451
Accumulated depreciation[1]	$(399,572)	$(401,797)
Impairment	(147,470)	(149,552)
Foreign currency translation adjustment	17,898	17,898
Property, plant and equipment, net	$-	$-

[1]	For the period ended April 30, 2023 and April 30, 2022, depreciation expense was $0 and $95,608 respectively.

WRITE OFF OF PROPERTY, PLANT AND EQUIPMENT

	As of April 30, 2023	As of July 31, 2022
	(Unaudited)	(Audited)
Write off of property, plant and equipment	$-	$1,686
Accumulated depreciation	-	(1,624)
Foreign currency translation adjustment	-	38
Total write off of property, plant and equipment	$-	$100

DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT

	As of April 30, 2023	As of July 31, 2022
	(Unaudited)	(Audited)
Proceed from disposal of property, plant and equipment	$6,987	$44,340
Disposal of equipment at cost	-	(27,726)
Disposal of equipment written off at net book value	(6)	-
Disposal of equipment impaired at net book value	(2,082)	-
Accumulated depreciation	-	10,965
Foreign currency translation adjustment	-	(40)
Total gain on disposal	$4,899	$27,539

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2023

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

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$12,048
Less: imputed interest	(467)
Initial recognition	$11,581
Less: Remeasurement of existing lease	(843)
Balance	$10,738

As of April 30, 2023 and July 31, 2022, the operating lease right of use asset as follow:

	As of April 30, 2023 (Unaudited)	As of July 31, 2022 (Audited)
Balance	6,267	12,966
Less: Termination of lease	-	(10,285)
Add: New operating lease liability	-	10,738
Foreign exchange translation loss	(172)	(407)
Amortization	(3,649)	(6,745)
Balance end of the period/year	$2,446	$6,267

As of April 30, 2023 and July 31, 2022, the operating lease liability as follow:

	As of April 30, 2023 (Unaudited)	As of July 31, 2022 (Audited)
As of August 1	$6,559	$2,647
Less: Termination of lease	-	(2,647)
Add: New operating lease liability	-	11,581
Less: Remeasurement of existing lease	-	(843)
Less: Gross repayment	(4,029)	(3,892)
Add: Imputed interest	155	278
Foreign exchange translation loss	(180)	(565)
Balance end of the period/year	$2,505	$6,559

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

For the period ended April 30, 2023, the amortization of the operating lease right of use asset was $3,649 while for the period ended April 30, 2022, the amortization of the operating lease right of use asset was $5,747.

Maturities of operating lease obligation as follow:

Year ending
July 31, 2023 (3 months)	$2,000
Oct 31, 2023 (3 months)	505
Total	$2,505

Other information:

	Nine months ended	Nine months ended
	April 30, 2023	April 30, 2022
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$3,895	$5,704
Right-of-use assets obtained in exchange for operating lease liabilities	$2,446	$3,149
Remaining lease term for operating lease (years)	0.5	0.5
Weighted average discount rate for operating lease	4.35%	4.35%

Lease expenses were $155 and $1,583 during the period ended April 30, 2023 and April 30, 2022 respectively.

5. PATENT AND TRADEMARK

	As of	As of
	April 30, 2023	July 31, 2022
	(Unaudited)	(Audited)
Patent and trademark[1]	$35,988	$32,404
Accumulated amortization	(6,986)	(6,986)
Impairment	(28,976)	(25,392)
Foreign currency translation adjustment	(26)	(26)
Patent and trademark, net	$-	$-

[1]	The patents and trademarks are held under the Company’s subsidiaries in Hong Kong and Shanghai, China.

Amortization were $0 and $0 for the period ended April 30, 2023 and April 30, 2022 respectively.

6. PREPAYMENTS AND DEPOSITS

	As of April 30, 2023	As of July 31, 2022
	(Unaudited)	(Audited)
Prepayments	$37,550	$40,382
Deposits	5,279	4,712
Total prepayments and deposits	$42,829	$45,094

7. AMOUNT DUE FROM RELATED PARTY

	As of April 30, 2023	As of July 31, 2022
	(Unaudited)	(Audited)
Tien Mu International Co., Ltd[1]	$-	$11,295
Total amount due from related party	$-	$11,295

[1]	Tien Mu International Co., Ltd is owned by Ms. Niu Yen-Yen, the Director and Chief Executive Officer of the Company. Tien Mu International Co., Ltd is an operating agent of the Company’s operation in Taiwan, which collects deposits from franchisees on behalf of the Company.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

8. INVENTORIES

	As of	As of
	April 30, 2023	July 31, 2022
	(Unaudited)	(Audited)
Finished goods, at cost	$15,593	$16,483
Total inventories	$15,593	$16,483

9. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of April 30, 2023	As of July 31, 2022
	(Unaudited)	(Audited)
Other payables	$42,402	$45,865
Accrued audit fees	-	15,000
Accrued professional fees	8,200	5,000
Total other payables and accrued liabilities	$50,602	$65,865

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. AMOUNT DUE TO RELATED PARTIES

	As of April 30, 2023	As of July 31, 2022
	(Unaudited)	(Audited)
Hsieh, Chang-Chung[1]	$93,176	$85,076
Tien Mu International Co., Ltd[2]	93	-
	$93,269	$85,076

[1]	Hsieh, Chang-Chung resigned as Chief Financial Officer of the Company with effective from November 1, 2022.

[2]	Tien Mu International Co., Ltd is owned by Ms. Niu Yen-Yen, the Director and Chief Executive Officer of the Company. Tien Mu International Co., Ltd is an operating agent of the Company’s operation in Taiwan, which collects deposits from franchisees on behalf of the Company.

The amount due to related party is unsecured, interest-free with no fixed repayment term, for working capital purpose.

11. LOAN FROM RELATED PARTY

	As of April 30, 2023	As of July 31, 2022
	(Unaudited)	(Audited)
Hong Ting Network Technology (Xiamen) Limited[1]	$40,473	$43,175
Total loan from related party	$40,473	$43,175

[1]	Hong Ting Network Technology (Xiamen) Limited is wholly-owned by Ms. Niu Yen-Yen, who is also the Director and Chief Executive Officer of the Company. The loan is unsecured, interest-free and repayable on May 31, 2021 and further extended to May 31, 2023 with a loan agreement entered on September 2, 2021.

12. LOAN FROM THIRD PARTY

	As of April 30, 2023	As of July 31, 2022
	(Unaudited)	(Audited)
Shang Hai Shi Ba Enterprise Management Centre	$94,752	$77,064
Total loan from third party	$94,752	$77,064

The loan is unsecured, interest-free and repayable in year 2024 and year 2025.

13. LOAN FROM DIRECTOR

	As of April 30, 2023	As of July 31, 2022
	(Unaudited)	(Audited)
Current	$170,805	$146,439
Non-current	123,629	122,652
Total loan from Director	$294,434	$269,091

Current portion of the loan provided by director Ms. Niu Yen-Yen, is repayable upon demand. Non-current portion of the loan provided by director is unsecured, interest-free and repayable in year 2024, for working capital purpose.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

14. INCOME TAXES

For the nine months ended April 30, 2023 and April 30, 2022, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	Nine months ended April 30
	2023	2022
	(Unaudited)	(Unaudited)
Tax jurisdictions from:
Local	$(30,070)	$(28,520)
Foreign, representing
- Seychelles	(1,600)	(257)
- Hong Kong	153	(92,293)
- Shanghai	(36,467)	(184,936)
Loss before income tax	$(67,984)	$(306,006)

The provision for income taxes consisted of the following:

	For the period ended April 30, 2023	For the period ended April 30, 2022
	(Unaudited)	(Unaudited)
Current:
- Local	$-	$-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Seychelles, Hong Kong and Shanghai, PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of April 30, 2023, the operations in the United States of America incurred $469,654 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $375,723 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

FOR THE NINE MONTHS ENDED APRIL 30, 2023

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

FOR THE NINE MONTHS ENDED APRIL 30, 2023

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

As of April 30, 2023, MU Global Holding Limited has an issued and outstanding common share of 59,434,838.

16. CONCENTRATIONS OF RISK

(a) Major customers

For the three months period ended April 30, 2023 and 2022, the customers who accounted for 10% or more of the Company’s revenues and its trade receivable balance at period-end are presented as follows:

	2023	2022	2023	2022	2023	2022
	Revenue		Percentage of revenue		Trade receivable
	(Unaudited)		(Unaudited)		(Unaudited)

Customer A	$477	$295	43%	52%	$-	$-
Customer B	-	69	-%	12%	-	-
Customer C	-	73	-%	13%	-	-
Customer D	-	133	-%	23%	-	-
Customer E	608	-	54%	-%	-	-
	$1,085	$570	97%	100%	$-	$-

For the nine months period ended April 30, 2023 and 2022, the customers who accounted for 10% or more of the Company’s revenues and its trade receivable balance at period-end are presented as follows:

	2023	2022	2023	2022	2023	2022
	Revenue		Percentage of revenue		Trade receivable
	(Unaudited)		(Unaudited)		(Unaudited)

Customer A	$-	$37,508	-%	95%	$-	$-
Customer B	120,938	-	94%	-%	-	-
	$120,938	$37,508	94%	95%	$-	$-

(b) Major vendors

For the three months period ended April 30, 2023 and 2022, there is no vendor who accounted for 10% or more of the Company’s purchases and its trade payable balance at period-end.

For the nine months period ended April 30, 2023 and 2022, the vendors who accounted for 10% or more of the Company’s purchases and its trade payable balance at period-end are presented as follows:

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

FOR THE NINE MONTHS ENDED APRIL 30, 2023

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

As of April 30, 2023, the Company has the aggregate minimal rent payments due in the next two years as follows:

Year ending July 31

2023	$1,519
2024	1,013
Total	$2,532

18. RELATED PARTY TRANSACTIONS

For the period ended April 30, 2023 the Company has following transactions with related parties:

	For the period ended April 30, 2023	For the year ended July 31, 2022
	(Unaudited)	(Audited)
Professional fee:
- Related party A	$13,448	$16,580

Consultation fee:
- Related party B	$8,100	$32,400

Cost of revenue:
- Related party C	$108,844	$-

Total	$130,392	$48,980

Related party A is the fellow subsidiaries of a corporate shareholder of the Company. Related party B is a shareholder of the Company. Related party C represents a Company which has common director and shareholder with the Company.

For the period ended April 30, 2023, the Company incurred professional fees of $13,448 due to related party A, consultation fees of $8,100 due to related party B and cost of revenue of $108,844 due to related party C.

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

FOR THE NINE MONTHS ENDED APRIL 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

The Company had no inter-segment sales for the years presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the period ended April 30, 2023
	Nevada	Seychelles	Hong Kong	China	Total

Revenue	$-	$-	$120,938	$8,420	$129,358
Cost of revenue	-	-	(108,844)	(489)	(109,333)
Other income	-	-	4,793	2,372	7,165
Selling and marketing expenses	-	-	(200)	(79)	(279)
General and administrative expenses	(30,070)	(1,600)	(16,534)	(46,691)	(94,895)
Net (loss)/profit before taxation	(30,070)	(1,600)	153	(36,467)	(67,984)

Total assets	$-	$1	$5,667	$60,168	$65,835

	For the period ended April 30, 2022
	Nevada	Seychelles	Hong Kong	China	Total

Revenue	$-	$-	$-	$39,357	$39,357
Cost of revenue	-	-	-	(17,628)	(17,628)
Other income	-	-	24,649	26,846	51,495
Selling and marketing expenses	-	-	-	-	-
General and administrative expenses	(28,520)	(257)	(116,942)	(233,511)	(379,230)
Net loss before taxation	(28,520)	(257)	(92,293)	(184,936)	(306,006)

Total assets	$1,480	$1	$21,933	$66,132	$89,546

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

21. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of April 30, 2023, and events which occurred subsequently but were not recognized in the financial statements. During the period, there was no subsequent event that required recognition or disclosure.

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

Results of Operation

For the nine months ended April 30, 2023 and 2022

Revenues

For the nine months ended April 30, 2023 and 2022, the Company has generated revenue of $129,358 and $39,357 respectively. The revenue represented income from wellness and beauty services provided to customers, sales of products and sharing of revenue from leasable equipment with business alliance and franchisee.

Cost of Revenue and Gross Margin

For the nine months ended April 30, 2023 and 2022, cost incurred arise in providing wellness and beauty services and selling of essential oil is $109,333 and $17,628 respectively, and generate a gross profit the for the nine months ended April 30, 2023 and 2022 of $20,025 and $21,729.

Selling and marketing expenses

For the nine months ended April 30, 2023 and 2022, we had incurred marketing expenses in the amount of $279 and $0 respectively. The expense comprised of travelling expenses.

General and administrative expenses

For the nine months ended April 30, 2023 and 2022, we had incurred general and administrative expenses in the amount of $94,895 and $379,230 respectively. These expenses are comprised of salary, allowance, professional fees, consultancy fee for IT and system management, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $7,165 and $51,495 as other income for the nine months ended April 30, 2023 and 2022. This income is derived from the interest income, foreign exchange gain, gain on disposal and gain on measurement of long-term liabilities.

Net Loss

Our net loss for nine months ended April 30, 2023 and 2022 were $67,984 and $306,006. The net loss mainly derived from the general and administrative expenses incurred. The decrease in net loss of $238,022 as a result of higher revenue generated and lower spend in general and administrative expense during the period ended April 30, 2023.

Liquidity and Capital Resources

As of April 30, 2023 and 2022, we had cash and cash equivalents of $4,967 and $2,921 respectively. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the period ended April 30, 2023, the Company had met these requirements primarily from the financial support from director and related company.

Cash (Used in)/Generated from Operating Activities

For the nine months ended April 30, 2023, net cash used in operating activities was $39,661 as compared to net cash generated from operating activities was $23,073 for the nine months ended April 30, 2022. The cash used in operating activities was mainly for the payment of general and administrative expenses.

Cash Generated from/(Used in) Investing Activities

For the nine months ended April 30, 2023 and 2022, the net cash generated from investing activities was $3,403 and net cash used in investing activities was $7,276. The investing cash flow performance primarily reflects the purchase of property, plant and equipment and trademark and disposal of property, plant and equipment.

Cash Provided by/(Used in) Financing Activities

For the nine months ended April 30, 2023 and 2022, net cash provided by financing activities was $38,098 and net cash used in financing activities was $32,775 respectively. The financing cash flow performance primarily reflects the provision of long-term loan by director and third party.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of April 30, 2023.

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

For the three months ended April 30, 2023 and 2022

Revenues

For the three months ended April 30, 2023 and 2022, the Company has generated revenue of $1,117 and $570 respectively. The revenue represented income from wellness and beauty services provided to customers, sales of products and sharing of revenue from leasable equipment with business alliance and franchisee.

Cost of Revenue and Gross Margin

For the three months ended April 30, 2023 and 2022, cost incurred arise in providing wellness and beauty services and selling of essential oil is $489 and $232 respectively, and generate a gross profit the for the three months ended April 30, 2023 and 2022 of $628 and $338.

Selling and marketing expenses

For the three months ended April 30, 2023 and 2022, we had incurred marketing expenses in the amount of $1 and $0 respectively. The expense comprised of travelling expenses.

General and administrative expenses

For the three months ended April 30, 2023 and 2022, we had incurred general and administrative expenses in the amount of $22,267 and $210,092 respectively. These expenses are comprised of salary, allowance, professional fees, consultancy fee for IT and system management, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $4,807 and $24,562 as other income for the three months ended April 30, 2023 and 2022. This income is derived from the interest income, foreign exchange gain, gain on disposal and gain on measurement of long-term liabilities.

Net Loss

Our net loss for three months ended April 30, 2023 and 2022 were $16,833 and $185,192. The net loss mainly derived from the general and administrative expenses incurred. The decrease in net loss of $168,359 was mainly due to lower spend in general and administrative expenses during the period ended April 30, 2023.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of April 30, 2023.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of April 30, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the period ended April 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MU Global Holding Limited
(Name of Registrant)

Date: June 9, 2023	By:	/s/ NIU YEN YEN
	Title:	Chief Executive Officer, Chief Financial Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

