Form 10-K
period 2023-07-31
MU GLOBAL HOLDING Ltd
filed 2023-10-30
CIK 1746119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended July 31, 2023

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2023
Common Stock, $.0001 par value	59,434,838

MU Global Holding Limited

FORM 10-K

For the Fiscal Year Ended July 31, 2023

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

The Company, through its subsidiaries, mainly supplies high quality spa services and spa care products. Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	MU Worldwide Group Limited	Seychelles, June 7, 2018	100 shares of ordinary share of US$1 each	Investment holding	100%
2.	MU Global Holding Limited	Hong Kong, January 30, 2018	1 share of ordinary share of HK$1 each	Providing SPA and Wellness service in Hong Kong	100%
3.	MU Global Health Management (Shanghai) Limited	Shanghai, August 16, 2018	RMB 7,405,866	Providing SPA and Wellness service in China	100%

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

In year 2020, COVID-19 crisis has resulted the sales of the global beauty and wellness industry weak due to consumers have had limited access to retail outlets and supply chain bottlenecks have reduced product availability. In China, the industry’s sales fell up to 80 percent compared with 2019. Nevertheless, based on Mckinsey and Company research report on April 8, 2021, shows that consumers care deeply about wellness—and that their interest is growing and the global wellness market is estimated at more than US$1.5 trillion, with annual growth of 5 to 10 percent. A rise in both consumer interest and purchasing power presents tremendous opportunities for companies, particularly as spending on personal wellness rebounds after stagnating or even declining during the COVID-19 crisis.

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

Product Research and Development

While the Company is seeking to expand the access to the China market, it is also actively promoting the research and development of products and technology. In addition to the introduction of new products, under the ongoing smart technology trend led by China, the business model of beauty and health industry has also experienced rapid changes in the emerging environment. Responding to changes in the business model in this industry, the information and intelligent technology has thus become the core competency in successfully managing large-scale change industries.

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

Customers

For the year ended July 31, 2023, the Company has generated revenue amounted to $146,252 from customers under the ordinary course of business. The revenue mainly represented income from wellness and beauty services provided to customers, sales of products and sharing of revenue from leasable equipment with business alliance and franchisee.

Employees

As of July 31, 2023, the Company has a total 3 employees. At the moment, the Company has adopted accountability system, hence management personnel have flexible working hours.

Our sole director and Chief Executive Officer cum Chief Financial Officer, Niu Yen-Yen currently work full-time and fully committed to the operation of the company.

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

ITEM 2. PROPERTIES

We had a physical office in Shanghai with address of Room 1510, Building 5, Ark Times Square, 3148 Chengliu Middle Road, Jiading District, Shanghai. This location has been rented by MU Global Health Management (Shanghai) Limited for a 12-month period from November 6, 2021 to November 5, 2022, for an initial deposit of RMB 7,000 and additional tri-monthly payments in the amount of RMB 3,500 per month over the course of the lease. The Company has an option to renew after the end of the agreement. On October 18, 2022, the Company has renewed the tenancy agreement for 12 months with tri-monthly payments in the amount of RMB 3,500 per month over the course of the lease from November 6, 2022 to November 5, 2023. On August 7, 2023, the Company has further renewed the tenancy agreement for 12 months with tri-monthly payments in the amount of RMB 3,500 per month over the course of the lease from November 6, 2023 to November 5, 2024, with an option to renew after the end of the agreement.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

As of July 31, 2023, we had 59,434,838 shares of our Common Stock par value, $.0001 issued and outstanding. There were 163 beneficial owners of our Common Stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended July 31, 2023.

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

Results of Operations

Revenue

The Company generated revenue of $146,252 and $46,702 for the year ended July 31, 2023 and 2022. The revenue represented income from wellness and beauty services provided to customers, sales of products and sharing of revenue from leasable equipment with business alliance and franchisee.

Cost of Revenue and Gross Margin

For the year ended July 31, 2023 and 2022, cost incurred in providing wellness and beauty services and selling of essential oil amounted to $123,088 and $21,891 respectively. The Company generated gross profit of $23,164 and $24,811 for the year ended July 31, 2023 and 2022.

Selling and Marketing Expenses

Selling and distribution expenses for the year ended July 31, 2023 and 2022 amounted to $1,531 and $3,470 respectively, comprising advertisement expenses on WeChat, mobile apps and market public research.

General and Administrative Expenses

General and administrative expenses for the year ended July 31, 2023 and 2022 amounted to $163,311 and $428,710 respectively, comprising salary, allowances, professional fees, consultancy fee for IT and system management, office and outlet operation expenses.

Other Income

The Company recorded an amount of $72,851 and $50,036 as other income for the year ended July 31, 2023 and 2022 respectively, being interest income, foreign exchange gain, gain on disposal, gain on remeasurement of long-term liabilities and waiver of debts.

Net Loss

Net loss for the year ended July 31, 2023 and 2022 amounted to $68,827 and $357,333 respectively. The decrease in net loss of $288,506 due to management have carried out strict control in expenses to reduce the general and administrative expenses incurred during the year ended July 31, 2023.

Liquidity and Capital Resources

As of July 31, 2023 and 2022, we had working capital of shortage of $382,433 and $339,398, consisting of cash and cash equivalents of $4,425 and $2,909 respectively. During the year ended July 31, 2023 and 2022, we had negative operating cash flows due to revenue is insufficient to cover the general and administrative expenses.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the year ended July 31, 2023, the Company had met these requirements primarily from the financial support from director and third party company.

Cash Used in Operating Activities

For the year ended July 31, 2023 and 2022, net cash used in operating activities was $63,517 and $4,169 respectively. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Generated from/(Used in) Financing Activities

For the year ended July 31, 2023 and 2022, net cash generated from and used in financing activities was $46,210 and $14,961 respectively. The financing cash flow performance primarily reflects loan from director, related company and third party.

Cash Generated from/(Used in) Investing Activities

For the year ended July 31, 2023 and 2022, net cash generated from and used in investing activities was $16,930 and $312 respectively. The investing cash flow performance primarily reflects the purchase of plant, equipment and trademarks and the disposal of plant and equipment.

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

For the year ended July 31, 2023, the Company has generated revenue of $146,252 and continuously incurred a net loss of $68,827. As of July 31, 2023, the Company suffered an accumulated deficit of $2,458,008, capital deficiency of $583,975 and negative operating cash flow of $63,517. The Company’s ability to continue as a going concern is dependent upon improving the profitability and the continuing financial support from its shareholders and director. Management believes the existing shareholders, director or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

Translation of amounts from RMB, TWD and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended July 31,
	2023	2022

Year-end RMB : US$1 exchange rate	7.136	6.744
Year-average RMB : US$1 exchange rate	6.989	6.476
Year-end HK$ : US$1 exchange rate	7.799	7.850
Year-average HK$ : US$1 exchange rate	7.835	7.811
Year-end TWD : US$1 exchange rate	31.461	30.044
Year-average TWD : US$1 exchange rate	30.805	28.500

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

As of July 31, 2023, the management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the management concluded that during the year covered by this Report, internal controls and procedures overall were not effective. This was due to the deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of July 31, 2023.

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

As a result of the material weaknesses described above, the management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2023 based on the criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2023.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Niu Yen-Yen[1]	50	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, Director
Hsieh Chang-Chung[2]	63	Chief Financial Officer

1On November 1, 2022, Ms. Niu Yen Yen appointed as Chief Financial Officer of the Company.

2On November 1, 2022, Mr. Hsieh Chang-Chung resigned as Chief Financial Officer of the Company.

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

On November 1, 2022, Ms. Niu Yen Yen appointed as Chief Financial Officer of the Company.

Ms. Niu Yen-Yen’s experience in corporate management and business development has led the Board of Directors to reach the conclusion that she should serve as President, Chief Executive Officer, Chief Financial Officer and Director of the Company.

Hsieh Chang-Chung - Chief Financial Officer

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

On November 1, 2022, Mr. Hsieh Chang-Chung resigned as Chief Financial Officer of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year July 31, 2023, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Niu Yen Yen, Chief Executive Officer, Chief Financial Officer,	For the year ended July 31, 2023	-	-	-	-	-	-	-	-
President, Secretary, Treasurer, Director (1)	For the year ended July 31, 2022	-	-	-	-	-	-	-	-

Hsieh Chang- Chung,	For the year ended July 31, 2023	8,100	-	-	-	-	-	-	8,100
Chief Financial Officer (2)	For the year ended July 31, 2022	32,400	-	-	-	-	-	-	32,400

(1)	On November 1, 2022, Ms. Niu Yen Yen appointed as Chief Financial Officer of the Company.
(2)	On November 1, 2022, Mr. Hsieh Chang-Chung resigned as Chief Financial Officer of the Company.

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

On November 1, 2022, Mr. Hsieh Chang-Chung resigned as Chief Financial Officer of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 31, 2023, the Company has 59,434,838 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of July 31, 2023 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Niu Yen-Yen[1], Chief Executive Officer and Chief Financial Officer, (“Principal Executive Officer”, Principal Financial Officer” and “Principal Accounting Officer”), President, Secretary, Treasurer and Director	11,514,970	19.37%	19.37%
Server Int’l Co., Ltd[1]	10,600,000	17.84%	17.84%
Hsieh Chang-Chung, Chief Financial Officer (“Principal Financial Officer” and “Principal Accounting Officer”)	700,000	1.18%	1.18%
All of executive officers and director as a group	22,814,970	38.39%	38.39%

5% or greater shareholders (excluding officers/directors)
Chen Chun Hao	3,500,000	5.89%	5.89%

1On November 1, 2022, Ms. Niu Yen Yen appointed as Chief Financial Officer of the Company.

2 Server Int’l Co., Ltd is owned and controlled entirely by our Chief Executive Officer cum Chief Financial Officer, Ms. Niu Yen-Yen.

3On November 1, 2022, Mr. Hsieh Chang-Chung resigned as Chief Financial Officer of the Company.

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

From August 1, 2022 to July 31, 2023, Ms. Niu Yen-Yen had sold 610,000 shares of common stock.

On November 1, 2022, Mr. Hsieh Chang-Chung resigned as Chief Financial Officer of the Company and with immediate effect, Ms. Niu Yen-Yen appointed as Chief Financial Officer of the Company.

During the year ended July 31, 2023 and July 31, 2022, the Company paid $ 16,080 and $16,580 to Asia UBS Global Limited for professional services.

Related Party Transactions

Related party transactions as of July 31, 2023 and 2022 are as per table below:

	Year ended July 31, 2023	Year ended July 31, 2022
	(Audited)	(Audited)
Professional fee paid:
- Related party A	$16,080	$16,580

Consultation fee paid:
- Related party B	$8,100	$32,400

Total	$24,180	$48,980

Related party A is the fellow subsidiaries of a corporate shareholder of the Company. Related party B and C are the shareholders of the Company.

For the year ended July 31, 2023, the Company incurred professional fees of $16,080 due to related party A. Related party B is consultant of the Company and has provided consultancy service for business operation.

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

	Year ended July 31, 2023	Year ended July 31, 2022
Audit fees	$15,000	$15,000
Audit related fees	10,500	10,850
Tax fees	-	-
All other fees	-	-
Total	$25,500	$25,850

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

MU GLOBAL HOLDING LIMITED.
(Name of Registrant)

Date: October 30, 2023	By:	/s/ NIU YEN YEN
	Title:	Chief Executive Officer, Chief Financial Officer
President, Director, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

MU Global Holding Limited

Rm. 5, 7F., No. 296, Sec. 4,

Xinyi Rd., Da’an Dist.,

Taipei City 106427,

Taiwan (R.O.C.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MU Global Holding Limited and subsidiaries (the ‘Company’) as of July 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the each of two years in the year ended of July 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for the each of two years in the year ended July 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, for the financial year ended July 31, 2023, the Company’s losses from operations, accumulated deficit, capital deficiency and negative operating cash flows raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impairment of property, plant and equipment and intangible assets

The Group has fully impaired its property, plant and equipment and intangible assets since July 31, 2022. During the financial year ended July 31, 2023, the additional intangible assets amounting to USD3,584 was fully impaired.

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

Kuala Lumpur, Malaysia

October 30, 2023

MU GLOBAL HOLDING LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2023 and 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of July 31,
	2023	2022
ASSETS
NON-CURRENT ASSETS
Property, plant and equipment	$-	$-
Leased asset – Right of use	6,407	6,267

	6,407	6,267

INTANGIBLE ASSET
Patent and trademark	$-	$-

	6,407	6,267

CURRENT ASSETS
Prepayments and deposits	$9,264	$45,094
Amount due from related party	2,112	11,295
Inventories	1,333	16,483
Cash and cash equivalents	4,425	2,909

Total current assets	17,134	75,781

TOTAL ASSETS	$23,541	$82,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
NON-CURRENT LIABILITIES
Leased liabilities	$976	$517
Loan from director	110,985	122,652
Loan from third party	95,988	77,064

	$207,949	$200,233
CURRENT LIABILITIES
Other payables and accrued liabilities	65,454	65,865
Amount due to related party	93,176	85,076
Deposit from franchisees	27,774	29,286
Deposit from customers	37,135	39,296
Loan from director	170,805	146,439
Loan from related party	-	43,175
Leased liabilities	5,223	6,042

Total current liabilities	399,567	415,179

TOTAL LIABILITIES	$607,516	$615,412

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 59,434,838 shares issued and outstanding as of July 31, 2023 and July 31, 2022 respectively	5,943	5,943
Additional paid-in capital	1,831,111	1,830,300
Foreign currency adjustment	36,979	19,574
Accumulated deficit	(2,458,008)	(2,389,181)

Total stockholders’ equity	(583,975)	(533,364)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,541	$82,048

See accompanying notes to consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended July 31, 2023	For the year ended July 31, 2022
REVENUE	$146,252	$46,702

COST OF REVENUE	(123,088)	(21,891)

GROSS PROFIT	23,164	24,811

OTHER INCOME	72,851	50,036

SELLING AND MARKETING EXPENSES	(1,531)	(3,470)

GENERAL AND ADMINISTRATIVE EXPENSES	(163,311)	(428,710)

LOSS BEFORE INCOME TAX	$(68,827)	$(357,333)

INCOME TAXES PROVISION	-	-

NET LOSS	(68,827)	(357,333)

Other comprehensive loss:
- Foreign exchange translation gain	17,405	14,876

TOTAL COMPREHENSIVE LOSS	$(51,422)	$(342,457)

Net loss per share - Basic and diluted	(0.0009)	(0.0058)

Weighted average number of common shares outstanding - Basic and diluted	59,434,838	59,434,838

See accompanying notes to consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON SHARES		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of Shares	Amount
Balance as of July 31, 2021	59,434,838	$5,943	$1,830,300	$4,698	$(2,031,848)	$(190,907)
Net loss for the year	-	-	-	-	(357,333)	(357,333)
Foreign currency translation adjustment	-	-	-	14,876	-	14,876

Balance as of July 31, 2022	59,434,838	$5,943	$1,830,300	$19,574	$(2,389,181)	$(533,364)
Net loss for the year	-	-	-	-	(68,827)	(68,827)
Foreign currency translation adjustment	-	-	811	17,405	-	18,216

Balance as of July 31, 2023	59,434,838	$5,943	$1,831,111	$36,979	$(2,458,008)	$(583,975)

See accompanying notes to consolidated financial statements

MU GLOBAL HOLDING LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended July 31, 2023	For the year ended July 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(68,827)	$(357,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,837	102,904
Impairment of fixed assets	(2,780)	174,973
Asset written-off	(6)	100
Lease interest	176	-
Gain on disposal	(14,144)	(27,539)
Gain on re-measurement of extended loan repayment	(15,090)	-
Waiver of debts	(40,109)	-
Interest expense	9,851	2,641
Prepayment written-off	35,915	-
Changes in operating assets and liabilities:
Prepayments and deposits	(1,450)	54,782
Amount due from related parties	9,183	(868)
Inventories	14,244	20,284
Other payables and accrued liabilities	1,978	3,485
Amount due to related parties	8,100	31,800
Leased liabilities	(5,395)	(6,185)
Deposit from franchisees	-	(3,213)
Net cash used in operating activities	$(63,517)	$(4,169)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed on disposal of property, plant and equipment	20,514	44,340
Purchase of trademark	$(3,584)	$(2,841)
Purchase of property, plant and equipment	-	(41,811)
Net cash generated from/(used in) investing activities	$16,930	$(312)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from director	$24,366	$(1,222)
Loan from related party	(2,873)	(8,018)
Loan from third party	24,717	(5,721)
Net cash generated from/(used in) financing activities	$46,210	$(14,961)

Effect of foreign exchange translation	1,893	2,120

Net change in cash and cash equivalents	1,516	(17,322)

Cash and cash equivalents, beginning of year	$2,909	$20,231

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,425	$2,909

See accompanying notes to consolidated financial statements.

MU GLOBAL HOLDING LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended July 31, 2023, the Company incurred a net loss of $68,827, as of that date, the Company’s current liabilities exceeded its current assets by $382,433, had an accumulated deficit of $2,458,008, capital deficiency of $583,975 and net operating cash flows of $63,517 which raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held
1.	MU Worldwide Group Limited	Seychelles, June 7, 2018	100 shares of ordinary share of US$1 each	Investment holding	100%
2.	MU Global Holding Limited	Hong Kong, January 30, 2018	1 share of ordinary share of HK$1 each	Providing SPA and wellness service in Hong Kong	100%
3.	MU Global Health Management (Shanghai) Limited	Shanghai, August 16, 2018	RMB 7,405,866	Providing SPA and wellness service in China	100%

MU GLOBAL HOLDING LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

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

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

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

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

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

For the year ended July 31, 2023, the Company has generated revenue of $146,252 and continuously incurred a net loss of $68,827. As of July 31, 2023, the Company suffered an accumulated deficit of $2,458,008, capital deficiency of $583,975 and negative operating cash flows of $63,517. The Company’s ability to continue as a going concern is dependent upon improving the profitability and the continuing financial support from its shareholders and director. Management believes the existing shareholders, director or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

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

Translation of amounts from RMB, TWD and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended July 31,
	2023	2022
Year-end RMB : US$1 exchange rate	7.136	6.744
Year-average RMB : US$1 exchange rate	6.989	6.476
Year-end HK$ : US$1 exchange rate	7.799	7.850
Year-average HK$ : US$1 exchange rate	7.835	7.811
Year-end TWD : US$1 exchange rate	31.461	30.044
Year-average TWD : US$1 exchange rate	30.805	28.500

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

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

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

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

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

From August 1, 2022 to July 31, 2023, Ms. Niu Yen-Yen had sold 610,000 shares of common stock to 5 non-US residents.

As of July 31, 2023, the Company has an issued and outstanding common share of 59,434,838.

MU GLOBAL HOLDING LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. PROPERTY, PLANT AND EQUIPMENT

	As of July 31, 2023	As of July 31, 2022
	(Audited)	(Audited)
Computer hardware and software	$129,301	$129,301
Office equipment	120,569	120,569
Leasable equipment[1]	216,378	229,405
Outlet design fee and equipment	16,763	16,763
Application development fee	37,413	37,413
Total	520,424	533,451
Accumulated depreciation[2]	(395,140)	(401,797)
Impairment	(143,182)	(149,552)
Foreign currency translation adjustment	17,898	17,898
Property, plant and equipment, net	$-	-

[1]	For the year ended July 31, 2023, $13,027 of equipment was disposed.

[2]	Depreciation expense for the year ended July 31, 2023 and July 31, 2022 was $0 and $94,600 respectively.

WRITE OFF OF PROPERTY, PLANT AND EQUIPMENT

	As of July 31, 2023 (Audited)	As of July 31, 2022 (Audited)
Write off of property and equipment	$-	$1,686
Accumulated depreciation	-	(1,624)
Foreign currency translation adjustment	-	38
Total write off of property and equipment	$-	$100

DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT

	As of July 31, 2023 (Audited)	As of July 31, 2022 (Audited)
Proceed from disposal of property, plant and equipment	$20,514	$44,340
Disposal of equipment at cost	-	(27,726)
Disposal of equipment written off at net book value	(6)	-
Disposal of equipment impaired at net book value	(6,364)	-
Accumulated depreciation	-	10,965
Foreign currency translation adjustment	-	(40)
Total gain on disposal	$14,144	$27,539

5. LEASE

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

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$12,048
Less: Imputed interest	(467)
Initial recognition	$11,581
Less: Remeasurement of existing lease	(843)
Balance	$10,738

As of July 31, 2023 and July 31, 2022 operating lease right of use asset as follow:

	As of July 31, 2023 (Audited)	As of July 31, 2022 (Audited)
Balance	6,267	12,966
Less: Termination of lease	-	(10,285)
Add: New operating lease liability	5,223	10,738
Foreign exchange translation loss	(246)	(407)
Amortization	(4,837)	(6,745)
Balance end of the year	$6,407	$6,267

As of July 31, 2023 and July 31, 2022 operating lease liability as follow:

	As of July 31, 2023 (Audited)	As of July 31, 2022 (Audited)
As of August 1	$6,559	$2,647
Less: Termination of lease	-	(2,647)
Add: New operating lease liability	5,223	11,581
Less: Remeasurement of existing lease	-	(843)
Less: Gross repayment	(5,509)	(3,892)
Add: Imputed interest	176	278
Foreign exchange translation loss	(250)	(565)
Balance end of the period/year	$6,199	$6,559

For the year ended July 31, 2023, the amortization of the operating lease right of use asset was $4,837 while for year ended July 31, 2022, the amortization of the operating lease right of use asset was $6,745.

MU GLOBAL HOLDING LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Maturities of operating lease obligation as follow:

Year ending
July 31, 2024 (12 months)	5,223
October 31, 2024 (3 months)	976
Total	$6,199

Other information:

	Year ended	Year ended
	July 31, 2023	July 31, 2022
	(Audited)	(Audited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$5,395	$6,185
Right-of-use assets obtained in exchange for operating lease liabilities	$6,407	$6,267
Remaining lease term for operating lease (years)	1.25	1.25
Weighted average discount rate for operating lease	4.35%	4.35%

Lease expenses were $176 and $411 during the year ended July 31, 2023 and July 31, 2022 respectively.

6. PATENT AND TRADEMARK

	As of	As of
	July 31, 2023	July 31, 2022
	(Audited)	(Audited)
Patent and trademark[1]	$35,988	$32,404
Accumulated amortization	(6,986)	(6,986)
Impairment	(28,976)	(25,392)
Foreign currency translation adjustment	(26)	(26)
Trademark, net	$-	$-

[1]	The trademarks are held under the Company’s subsidiaries in Hong Kong and Shanghai, China.

Amortization expense for the year ended July 31, 2023 and July 31, 2022 was $0 and $1,561 respectively.

7. PREPAYMENTS AND DEPOSITS

	As of	As of
	July 31, 2023	July 31, 2022
	(Audited)	(Audited)
Prepayments	$4,017	$40,382
Deposits	5,247	4,712
Total prepayments and deposits	$9,264	$45,094

8. AMOUNT DUE FROM RELATED PARTY

	As of	As of
	July 31, 2023	July 31, 2022
	(Audited)	(Audited)
Tien Mu International Co., Ltd[1]	$2,112	$11,295
Total amount due from related party	$2,112	$11,295

[1]	Tien Mu International Co., Ltd is owned by Ms. Niu Yen-Yen, the Director and Chief Executive Officer of the Company. Tien Mu International Co., Ltd is an operating agent of the Company’s operation in Taiwan, which collects deposits from franchisees on behalf of the Company.

MU GLOBAL HOLDING LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9. INVENTORIES

	As of	As of
	July 31, 2023	July 31, 2022
	(Audited)	(Audited)
Finished goods, at cost	$1,333	$16,483
Total inventories	$1,333	$16,483

10. LOAN FROM RELATED PARTY

	As of July 31, 2023	As of July 31, 2022
	(Audited)	(Audited)
Hong Ting Network Technology (Xiamen) Limited[1]
Current	$-	$43,175
Total loan from related party	$-	$43,175

[1]	Hong Ting Network Technology (Xiamen) Limited is wholly-owned by Ms. Niu Yen-Yen, who is also the Director and Chief Executive Officer of the Company. The loan is unsecured, interest-free and repayable on May 31, 2021 and further extended to May 31, 2023 with a loan agreement entered on September 2, 2021. The remaining loan was being waived by Hong Ting Network Technology (Xiamen) Limited pursuant to a debt waiver letter on June 1, 2023.

11. LOAN FROM THIRD PARTY

	As of July 31, 2023	As of July 31, 2022
	(Audited)	(Audited)
Shang Hai Shi Ba Enterprise Management Centre	$95,988	$77,064
Total loan from third party	$95,988	$77,064

The loan is unsecured, interest-free and repayable in year 2024 and year 2025. The loan is further extended to repayment in year 2026 with a loan agreement entered on August 2, 2023.

12. LOAN FROM DIRECTOR

	As of July 31, 2023	As of July 31, 2022
	(Audited)	(Audited)
Current	$170,805	$146,439
Non-current	110,985	122,652
Total loan from director	$281,790	$269,091

Current portion of the loan provided by director Niu Yen-Yen is unsecured, interest-free and repayable upon demand.

The long-term loan provided by director Niu Yen-Yen is unsecured, interest-free and repayable in year 2024, for working capital purpose. The long-term loan is further extended to repayment in year 2026 with a loan agreement entered on August 2, 2023.

13. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of	As of
	July 31, 2023	July 31, 2022
	(Audited)	(Audited)
Other payables	$40,854	$45,865
Accrued audit fees	15,000	15,000
Accrued professional fees	9,600	5,000
Total other payables and accrued liabilities	$65,454	$65,865

MU GLOBAL HOLDING LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. AMOUNT DUE TO RELATED PARTY

	As of July 31, 2023	As of July 31, 2022
	(Audited)	(Audited)
Hsieh, Chang-Chung[1]	93,176	85,076
	$93,176	$85,076

As of July 31, 2023, the balance $93,176 represented an outstanding payable to related party.

[1]	Hsieh, Chang-Chung is the Chief Financial Officer (“Principal Financial Officer”, “Principal Accounting Officer”) of the Company, and the amount represents the salary expense accrued. On November 1, 2022, Mr. Hsieh resigned as Chief Financial Officer of the Company.

The amounts due to related party are unsecured, interest-free with no fixed repayment term and for working capital purpose.

15. INCOME TAXES

For the year ended July 31, 2023 and July 31, 2022, the local (United States) and foreign components of (loss)/profit before income taxes were comprised of the following:

	Year ended July 31, 2023	Year ended July 31, 2022
	(Audited)	(Audited)
Tax jurisdictions from:
- Local	$(53,650)	$(52,675)
- Foreign, representing
Seychelles	(1,600)	(2,101)
Hong Kong	13,363	(97,033)
People’s Republic of China (“PRC”)	(26,940)	(205,524)
Loss before income tax	$(68,827)	$(357,333)

The provision for income taxes consisted of the following:

	Year ended July 31, 2023	Year ended July 31, 2022
	(Audited)	(Audited)
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States, Seychelles, Hong Kong, and PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of July 31, 2023, the operations in the United States of America incurred $493,234 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $394,587 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. CONCENTRATIONS OF RISKS

(a) Major customers

For the year ended July 31, 2023 and 2022, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at year end are presented as follows:

	2023	2022	2023	2022	2023	2022
	Revenues		Percentage of revenues		Accounts receivable, trade
	(Audited)		(Audited)		(Audited)

Customer A	$-	$37,062	-%	79%	$-	$-
Customer B	120,938	-	83%	-%	-	-
Customer C	17,171	-	12%	-%	-	-
	$138,109	$37,062	95%	79%	$-	$-

(b) Major suppliers

For the year ended July 31, 2023 and 2022, the vendors who accounted for 10% or more of the Company’s purchase and its accounts payable balances at year end are presented as follows:

	2023	2022	2023	2022	2023	2022
	Purchases		Percentage of purchases		Accounts payable, trade
	(Audited)		(Audited)		(Audited)

Vendor A	$108,844	$-	100%	-%	$-	$-
	$108,844	$-	100%	-%	$-	$-

(c) Major suppliers for property, plant and equipment

For the year ended July 31, 2023, the Company did not purchase property, plant and equipment. For the year ended July 31, 2022, the Company purchased property, plant and equipment from Rongzi Co., which accounted for 100% the total purchases of property, plant and equipment during the year.

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

17. COMMITMENTS AND CONTINGENCIES

On November 6, 2021, the Company entered into a contract rental agreement to rent the office in Shanghai for a period of one year commencing on November 6, 2021 with tri-monthly payments in the amount of RMB 3,500 per month over the course of the lease and an entitlement of 1 month rent free period as relief upon rented the premise for full 11 months. The Company has an option to renew after the end of the agreement. On October 18, 2022, the Company has renewed the tenancy agreement for 12 months with tri-monthly payments in the amount of RMB 3,500 per month over the course of the lease from November 6, 2022 to November 5, 2023 and is entitled for 1 month rent free period as relief upon rented the premise for full 11 months. The Company has an option to renew after the end of the agreement. On August 7, 2023, the Company has further renewed the tenancy agreement for 12 months with tri-monthly payments in the amount of RMB 3,500 per month over the course of the lease from November 6, 2023 to November 5, 2024 and is entitled for 1 month rent free period as relief upon rented the premise for full 11 months.

As of July 31, 2023, the Company has the aggregate minimal rent payments due in the next two years as follows:

Year ending July 31

2024	$5,223
2025	976
Total	$6,199

MU GLOBAL HOLDING LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. RELATED PARTY TRANSACTIONS

For the year ended July 31, 2023 and 2022, the Company has following transactions with related parties:

	Year ended July 31, 2023	Year ended July 31, 2022
	(Audited)	(Audited)
Professional fee paid:
- Related party A	$16,080	$16,580

Consultation fee paid:
- Related party B	$8,100	$32,400

Total	$24,180	$48,980

Related party A is the fellow subsidiaries of a corporate shareholder of the Company. Related party B is the shareholder of the Company.

For the year ended July 31, 2023, the Company incurred professional fees of $16,080 due to related party A. Related party B is consultant of the Company and has provided consultancy service for business operation.

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

The Company had no inter-segment sales for the years presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the year ended July 31, 2023
	Nevada	Seychelles	Hong Kong	China	Total

Revenue	$-	$-	$120,938	$25,314	$146,252
Cost of revenue	-	-	(108,844)	(14,244)	(123,088)
Other income	-	-	14,038	58,813	72,851
Selling and marketing expenses	-	-	(200)	(1,331)	(1,531)
General and administrative expenses	(53,650)	(1,600)	(12,569)	(95,492)	(163,311)
Net (loss)/profit before taxation	(53,650)	(1,600)	13,363	(26,940)	(68,827)

Total assets	$3,150	$1	$8,254	$12,136	$23,541

	For the year ended July 31, 2022
	Nevada	Seychelles	Hong Kong	China	Total

Revenue	$-	$-	$-	$46,702	$46,702
Cost of revenue	-	-	-	(21,891)	(21,891)
Other income	-	-	27,781	22,255	50,036
Selling and marketing expenses	-	(13)	(103)	(3,354)	(3,470)
General and administrative expenses	(52,675)	(2,088)	(124,711)	(249,236)	(428,710)
Net loss before taxation	(52,675)	(2,101)	(97,033)	(205,524)	(357,333)

Total assets	$3,075	$1	$15,551	$63,421	$82,048

20. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of July 31, 2023, and events which occurred subsequently but were not recognized in the financial statements. During the year, there was no subsequent event that required recognition or disclosure.

