Form 10-Q
period 2023-10-31
MU GLOBAL HOLDING Ltd
filed 2023-12-15
CIK 1746119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 31, 2023

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2023
Common Stock, $0.0001 par value	59,434,838

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of October 31, 2023 (unaudited) and July 31, 2023 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended October 31, 2023 (unaudited) and October 31, 2022 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended October 31, 2023 (unaudited) and 2022 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2023 (unaudited) and October 31, 2022 (unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements	F-6 - F-19
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-5
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	5
ITEM 4.	CONTROLS AND PROCEDURES	5
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	6
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	6
ITEM 4	MINE SAFETY DISCLOSURES	6
ITEM 5	OTHER INFORMATION	6
ITEM 6	EXHIBITS	7
	SIGNATURES	8

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of October 31, 2023 (unaudited) and July 31, 2023 (audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended October 31, 2023 (unaudited) and October 31, 2022 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended October 31, 2023 (unaudited) and 2022 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2023 (unaudited) and October 31, 2022 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements	F-6-F-19

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2023 AND JULY 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of October 31, 2023	As of July 31, 2023
	Unaudited	Audited
ASSETS
NON-CURRENT ASSETS
Property, plant and equipment	$-	$-
Leased asset – Right of use	5,019	6,407

	5,019	6,407

INTANGIBLE ASSET
Patent and trademark	$-	$-

Total non-current assets	5,019	6,407

CURRENT ASSETS
Prepayments and deposits	$5,761	$9,264
Amount due from related party	-	2,112
Inventories	1,305	1,333
Cash and cash equivalents	2,635	4,425

Total current assets	9,701	17,134

TOTAL ASSETS	$14,720	$23,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
NON-CURRENT LIABILITIES
Leased liabilities	$-	$976
Loan from director	109,854	110,985
Loan from third party	105,082	95,988

Total non-current liabilities	$214,936	$207,949

CURRENT LIABILITIES
Other payables and accrued liabilities	$50,735	$65,454
Amount due to related parties	98,231	93,176
Deposit from franchisees	27,232	27,774
Deposit from customers	36,360	37,135
Loan from director	184,839	170,805
Leased liabilities	5,169	5,223

Total current liabilities	402,566	399,567

TOTAL LIABILITIES	$617,502	$607,516

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 59,434,838 shares issued and outstanding as of October 31, 2023 and July 31, 2023 respectively	5,943	5,943
Additional paid-in capital	1,830,300	1,830,300
Foreign currency adjustment	44,235	37,790
Accumulated deficit	(2,483,260)	(2,458,008)

Total stockholders’ equity	(602,782)	(583,975)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,720	$23,541

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023 and 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	Three months ended October 31,
	2023	2022
REVENUE	$-	$120,994

COST OF REVENUE	-	(108,844)

GROSS PROFIT	-	12,150

OTHER INCOME	4,519	1,741

SELLING AND MARKETING EXPENSES	(717)	(275)

GENERAL AND ADMINISTRATIVE EXPENSES	(29,054)	(46,428)

LOSS BEFORE INCOME TAX	(25,252)	(32,812)

TAX PROVISION	-	-

NET LOSS	$(25,252)	$(32,812)

Other comprehensive loss:
- Foreign currency translation gain	6,445	24,413

TOTAL COMPREHENSIVE LOSS	$(18,807)	$(8,399)

Net loss per share- Basic and diluted	(0.0003)	(0.0001)

Weighted average number of common shares outstanding – Basic and diluted	59,434,838	59,434,838

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THREE MONTHS ENDED OCTOBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Three months ended October 31, 2023
	Common Stock		Additional	Accumulated Other
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total Equity
Balance as of August 1, 2023	59,434,838	$5,943	$1,830,300	$37,790	$(2,458,008)	$(583,975)
Net loss for the period	-	-	-	-	(25,252)	(25,252)
Foreign currency translation adjustment	-	-	-	6,445	-	6,445
Balance as of October 31, 2023	59,434,838	$5,943	$1,830,300	$44,235	$(2,483,260)	$(602,782)

Three months ended October 31, 2022
	Common Stock		Additional	Accumulated Other
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total Equity
Balance as of August 1, 2022	59,434,838	$5,943	$1,830,300	$19,574	$(2,389,181)	$(533,364)
Net loss for the period	-	-	-	-	(32,812)	(32,812)
Foreign currency translation adjustment	-	-	-	24,413	-	24,413
Balance as of October 31, 2022	59,434,838	$5,943	$1,830,300	$43,987	$(2,421,993)	$(541,763)

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	Three months ended October 31
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,252)	$(32,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,259	1,208
Impairment	(1,051)	3,584
Reversal of asset written off	-	(6)
Lease interest	61	64
Interest expense	2,257	2,569
Gain on disposal of property, plant and equipment	(3,012)	(108)
Gain on discounting of long-term loan	(1,359)	-
Changes in operating assets and liabilities:
Trade receivable	-	(120,938)
Prepayments and deposits	3,463	3,581
Trade payable	-	108,844
Other payables and accrued liabilities	(13,866)	3,260
Amount due to related party	1,718	8,100
Lease liabilities	(960)	(962)
Amount due from related party	5,448	9,587
Net cash used in operating activities	$(31,294)	$(14,029)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of patent and trademark	(2,466)	(3,584)
Proceed on disposal	6,529	114
Net cash generated from / (used in) investing activities	$4,063	$(3,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from director	$14,034	$5,700
Repayment to related party	-	(1,986)
Loan from third party	11,388	11,465
Net cash generated from financing activities	$25,422	$15,179

Effect of exchange rate changes on cash and cash equivalents	19	1,491

Net change in cash and cash equivalents	(1,790)	(829)

Cash and cash equivalents, beginning of period	4,425	2,909
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,635	$2,080

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023

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

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended October 31, 2023, and 2022, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended October 31, 2023, are not necessarily indicative of the results that may be expected for the year ending July 31, 2024. The Condensed Consolidated Balance Sheets information as of October 31, 2023, was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended July 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on October 30, 2023. These financial statements should be read in conjunction with that report.

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

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023

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

For the period ended October 31, 2023, the Company incurred a net loss of $25,252. As of October 31, 2023, the Company suffered an accumulated deficit of $2,483,260, capital deficiency of $602,782 and negative operating cash flows of $31,294. The Company’s ability to continue as a going concern is dependent upon improving the profitability and the continuing financial support from its shareholders and director. Management believes the existing shareholders, director or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023

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

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended October 31
	2023	2022
Period-end RMB : US$1 exchange rate	7.29	7.30
Period-average RMB : US$1 exchange rate	7.26	6.99
Period-end HK$ : US$1 exchange rate	7.82	7.85
Period-average HK$ : US$1 exchange rate	7.83	7.85
Period-end TWD : US$1 exchange rate	32.49	32.26
Period-average TWD : US$1 exchange rate	32.04	31.05

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

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023

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

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of October 31, 2023 are summarized below:

	As of October 31, 2023	As of July 31, 2023
	(Unaudited)	(Audited)

Computer hardware and software	$129,301	$129,301
Outlet equipment	120,569	120,569
Leasable equipment	212,072	216,378
Outlet design fee and equipment	16,763	16,763
App development fee	37,413	37,413
Total	516,118	520,424
Accumulated depreciation[1]	$(394,351)	$(395,140)
Impairment	(139,665)	(143,182)
Foreign currency translation adjustment	17,898	17,898
Property, plant and equipment, net	$-	$-

[1]	For the period ended October 31, 2023 and October 31, 2022, depreciation expense was $0 and $0 respectively.

DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT

	As of October 31, 2023	As of July 31, 2023
	(Unaudited)	(Audited)
Proceed from disposal of property, plant and equipment	$6,529	$20,514
Disposal of equipment written off at net book value	-	(6)
Disposal of equipment impaired at net book value	(3,517)	(6,364)
Total gain on disposal	$3,012	$14,144

4. LEASE

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

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$12,048
Less: Imputed interest	(467)
Initial recognition	$11,581
Less: Remeasurement of existing lease	(843)
Balance	$10,738

As of October 31, 2023 and July 31, 2023, the operating lease right of use asset as follow:

	As of October 31, 2023 (Unaudited)	As of July 31, 2023 (Audited)
Balance at beginning of the period/year	6,407	6,267
Add: New operating lease liability	-	5,223
Foreign exchange translation loss	(129)	(246)
Amortization	(1,259)	(4,837)
Balance at end of the period/year	$5,019	$6,407

As of October 31, 2023 and July 31, 2023, the operating lease liability as follow:

	As of October 31, 2023 (Unaudited)	As of July 31, 2023 (Audited)
As of August 1	$6,199	$6,559
Add: New operating lease liability	-	5,223
Less: Gross repayment	(964)	(5,509)
Add: Imputed interest	61	176
Foreign exchange translation loss	(127)	(250)
Balance end of the period/year	$5,169	$6,199

For the period ended October 31, 2023, the amortization of the operating lease right of use asset was $1,259 while for the period ended October 31, 2022, the amortization of the operating lease right of use asset was $1,208.

Maturities of operating lease obligation as follow:

Year ending
July 31, 2024 (9 months)	$4,691
October 31, 2024 (3 months)	478
Total	$5,169

Other information:

	Three months ended	Three months ended
	October 31, 2023	October 31, 2022
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$960	$962
Right-of-use assets obtained in exchange for operating lease liabilities	$5,019	$4,631
Remaining lease term for operating lease (years)	1	1
Weighted average discount rate for operating lease	4.35%	4.35%

Lease expenses were $61 and $64 during the period ended October 31, 2023 and October 31, 2022 respectively.

5. PATENT AND TRADEMARK

	As of October 31, 2023	As of July 31, 2023
	(Unaudited)	(Audited)
Patent and trademark[1]	$38,454	$35,988
Accumulated amortization	(6,986)	(6,986)
Impairment	(31,442)	(28,976)
Foreign currency translation adjustment	(26)	(26)
Patent and trademark, net	$-	$-

[1]	The patents and trademarks are held under the Company’s subsidiaries in Hong Kong and Shanghai, China.

Amortization were $0 and $0 for the period ended October 31, 2023 and October 31, 2022 respectively.

6. PREPAYMENTS AND DEPOSITS

	As of October 31, 2023	As of July 31, 2023
	(Unaudited)	(Audited)
Prepayments	$3,001	$4,017
Deposits	2,760	5,247
Total prepayments and deposits	$5,761	$9,264

7. AMOUNT DUE FROM RELATED PARTY

	As of October 31, 2023	As of July 31, 2023
	(Unaudited)	(Audited)
Tien Mu International Co., Ltd[1]	$-	$2,112
Total amount due from related party	$-	$2,112

[1]	Tien Mu International Co., Ltd is owned by Ms. Niu Yen-Yen, the Director and Chief Executive Officer of the Company. Tien Mu International Co., Ltd is an operating agent of the Company’s operation in Taiwan, which collects deposits from franchisees on behalf of the Company.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

8. INVENTORIES

	As of October 31, 2023	As of July 31, 2023
	(Unaudited)	(Audited)
Finished goods, at cost	$1,305	$1,333
Total inventories	$1,305	$1,333

9. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of October 31, 2023	As of July 31, 2023
	(Unaudited)	(Audited)
Other payables	$39,735	$40,854
Accrued audit fees	-	15,000
Accrued professional fees	11,000	9,600
Total other payables and accrued liabilities	$50,735	$65,454

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. AMOUNT DUE TO RELATED PARTIES

	As of October 31, 2023	As of July 31, 2023
	(Unaudited)	(Audited)
Hsieh, Chang-Chung[1]	$93,176	$93,176
Tien Mu International Co., Ltd[2]	5,055	-
	$98,231	$93,176

[1]	Hsieh, Chang-Chung, one of the current shareholders of the Company, served as Chief Financial Officer (“Principal Financial Officer”, “Principal Accounting Officer”) of the Company during the period from June 5, 2018 to October 31, 2022. The amount due represents salary expenses accrued to Mr. Hsieh. He resigned as Chief Financial Officer of the Company with effective from November 1, 2022.

[2]	Tien Mu International Co., Ltd is owned by Ms. Niu Yen-Yen, the Director and Chief Executive Officer of the Company. The amount due represents general and administrative expenses paid on behalf by the related party.

The amount due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

11. LOAN FROM THIRD PARTY

	As of October 31, 2023	As of July 31, 2023
	(Unaudited)	(Audited)
Shang Hai Shi Ba Enterprise Management Centre	$105,082	$95,988
Total loan from third party	$105,082	$95,988

The loan is unsecured, interest-free and repayable in year 2024 and year 2025. The loan is further extended to repayment in year 2026 with a loan agreement entered on August 2, 2023.

12. LOAN FROM DIRECTOR

	As of October 31, 2023	As of July 31, 2023
	(Unaudited)	(Audited)
Current	$184,839	$170,805
Non-current	109,854	110,985
Total loan from Director	$294,693	$281,790

Current portion of the loan provided by director Niu Yen-Yen is unsecured, interest-free and repayable upon demand.

The long-term loan provided by director Niu Yen-Yen is unsecured, interest-free and repayable in year 2024, for working capital purpose. The long-term loan is further extended to repayment in year 2026 with a loan agreement entered on August 2, 2023.

13. INCOME TAXES

For the three months ended October 31, 2023 and October 31, 2022, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	Three months ended October 31
	2023	2022
Tax jurisdictions from:
Local	$(11,949)	$(13,025)
Foreign, representing
- Seychelles	-	-
- Hong Kong	1,537	(4,977)
- Shanghai	(14,840)	(14,810)
Loss before income tax	$(25,252)	$(32,812)

The provision for income taxes consisted of the following:

	For the period ended October 31, 2023	For the period ended October 31, 2022
Current:
- Local	$-	$-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Seychelles, Hong Kong and Shanghai, PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of October 31, 2023, the operations in the United States of America incurred $505,183 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $404,146 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023

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

From August 1, 2022 to July 31, 2023, Ms. Niu Yen-Yen had sold 610,000 shares of common stock to 5 non-US residents.

As of October 31, 2023, MU Global Holding Limited has an issued and outstanding common share of 59,434,838.

15. CONCENTRATIONS OF RISK

(a) Major customers

For the three months period ended October 31, 2023 and 2022, the customers who accounted for 10% or more of the Company’s revenues and its trade receivable balance at period-end are presented as follows:

	2023	2022	2023	2022	2023	2022
	Revenue		Percentage of revenue		Trade receivable
	(Unaudited)		(Unaudited)		(Unaudited)

Customer A	$-	$120,938	-%	99%	$-	$120,938
	$-	$120,938	-%	99%	$-	$120,938

(b) Major vendors

For the three months period ended October 31, 2023 and 2022, the vendors who accounted for 10% or more of the Company’s purchases and its trade payable balance at period-end are presented as follows:

	2023	2022	2023	2022	2023	2022
	Purchases		Percentage of purchases		Trade payable
	(Unaudited)		(Unaudited)		(Unaudited)

Vendor A	$-	$108,844	-%	100%	$-	$108,844
	$-	$108,844	-%	100%	$-	$108,844

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

As of October 31, 2023, the Company has the aggregate minimal rent payments due in the next two years as follows:

Year ending July 31

2024	$4,691
2025	478
Total	$5,169

17. RELATED PARTY TRANSACTIONS

For the period ended October 31, 2023 the Company has following transactions with related parties:

	For the period ended October 31, 2023 (Unaudited)	For the year ended July 31, 2023 (Audited)
Professional fee:
- Related party A	$2,500	$16,080

Consultation fee:
- Related party B	$-	$8,100

Total	$2,500	$24,180

Related party A is the fellow subsidiaries of a corporate shareholder of the Company. Related party B is the employee and shareholder of the Company.

For the period ended October 31, 2023, the Company incurred professional fees of $2,500 due to related party A.

18. SEGMENT INFORMATION

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

The Company had no inter-segment sales for the years presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the period ended October 31, 2023
	Nevada	Seychelles	Hong Kong	China	Total

Revenue	$-	$-	$-	$-	$-
Cost of revenue	-	-	-	-	-
Other income	-	-	3,013	1,506	4,519
Selling and marketing expenses	-	-	-	(717)	(717)
General and administrative expenses	(11,949)	-	(1,476)	(15,629)	(29,054)
Net (loss)/income before taxation	(11,949)	-	1,537	(14,840)	(25,252)

Total assets	$2,100	$1	$2,663	$9,956	$14,720

	For the period ended October 31, 2022
	Nevada	Seychelles	Hong Kong	China	Total

Revenue	$-	$-	$120,938	$56	$120,994
Cost of revenue	-	-	(108,844)	-	(108,844)
Other income	-	-	1	1,740	1,741
Selling and marketing expenses	-	-	(200)	(75)	(275)
General and administrative expenses	(13,025)	-	(16,872)	(16,531)	(46,428)
Net loss before taxation	(13,025)	-	(4,977)	(14,810)	(32,812)

Total assets	$1,750	$1	$124,816	$56,605	$183,172

19. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of October 31, 2023, and events which occurred subsequently but were not recognized in the financial statements. During the period, there was no subsequent event that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended July 31, 2023 filed with the Securities and Exchange Commission on October 30, 2023 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K/A. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the three months ended October 31, 2023 and 2022

Revenues

For the three months ended October 31, 2023 and 2022, the Company has generated revenue of $0 and $120,994 respectively. The revenue represented income from wellness and beauty services provided to customers, sales of products and sharing of revenue from leasable equipment with business alliance and franchisee.

Cost of Revenue and Gross Margin

For the three months ended October 31, 2023 and 2022, cost incurred arise in providing wellness and beauty services and selling of essential oil is $0 and $108,844 respectively, and generate a gross profit the for the three months ended October 31, 2023 and 2022 of $0 and $12,150.

Selling and marketing expenses

For the three months ended October 31, 2023 and 2022, we had incurred marketing expenses in the amount of $717 and $275 respectively. The expense comprised of travelling expenses, courier and transportation expenses, internet and website expenses.

General and administrative expenses

For the three months ended October 31, 2023 and 2022, we had incurred general and administrative expenses in the amount of $29,054 and $46,428 respectively. These expenses are comprised of salary, allowance, professional fees, consultancy fee for IT and system management, office and outlet operation expenses.

Other Income

The Company recorded an amount of $4,519 and $1,741 as other income for the three months ended October 31, 2023 and 2022. This income is derived from the interest income, foreign exchange gain, gain on disposal and gain on measurement of long-term liabilities.

Net Loss

Our net loss for three months ended October 31, 2023 and 2022 were $25,252 and $32,812. The net loss mainly derived from the general and administrative expenses incurred. The decrease in net loss of $7,560 as a result of reduction of general and administrative expenses incurred during the period ended October 31, 2023.

Liquidity and Capital Resources

As of October 31, 2023 and 2022, we had cash and cash equivalents of $2,635 and $2,080 respectively. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the period ended October 31, 2023, the Company had met these requirements primarily from the financial support from director and third party company.

Cash Used in Operating Activities

For the three months ended October 31, 2023, net cash used in operating activities was $31,294 as compared to net cash used in operating activities of $14,029 for the three months ended October 31, 2022. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Generated from Financing Activities

For the three months ended October 31, 2023 and 2022, net cash generated from financing activities was $25,422 and $15,179 respectively. The financing cash flow performance primarily reflects loan from director and third party.

Cash Generated from / (Used in) Investing Activities

For the three months ended October 31, 2023 and 2022, the net cash generated from investing activities was $4,063 and net cash used in investing activities was $3,470. The investing cash flow performance primarily reflects the purchase of property, plant and equipment and trademark and disposal of property, plant and equipment.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of October 31, 2023.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of October 31, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MU Global Holding Limited
(Name of Registrant)

Date: December 15, 2023	By:	/s/ NIU YEN YEN
	Title:	Chief Executive Officer, Chief Financial Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

