Form 10-Q
period 2024-01-31
MU GLOBAL HOLDING Ltd
filed 2024-03-15
CIK 1746119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended January 31, 2024

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2024
Common Stock, $0.0001 par value	59,434,838

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2024 AND JULY 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	January 31, 2024	July 31, 2023
	Unaudited	Audited
ASSETS
NON-CURRENT ASSETS
Property, plant and equipment	$-	$-
Leased asset – Right of use	3,848	6,407

	3,848	6,407

INTANGIBLE ASSET
Patent and trademark	$-	$-

Total non-current assets	3,848	6,407

CURRENT ASSETS
Prepayments and deposits	$4,610	$9,264
Amount due from related party	-	2,112
Inventories	1,334	1,333
Cash and cash equivalents	556	4,425

Total current assets	6,500	17,134

TOTAL ASSETS	$10,348	$23,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
NON-CURRENT LIABILITIES
Leased liabilities	$-	$976
Loan from director	113,534	110,985
Loan from third party	115,039	95,988

Total non-current liabilities	$228,573	$207,949

CURRENT LIABILITIES
Other payables and accrued liabilities	$47,880	$65,454
Amount due to related parties	98,269	93,176
Deposit from franchisees	24,939	27,774
Deposit from customers	37,173	37,135
Loan from director	198,439	170,805
Leased liabilities	3,864	5,223

Total current liabilities	410,564	399,567

TOTAL LIABILITIES	$639,137	$607,516

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 59,434,838 shares issued and outstanding as of January 31, 2024 and July 31, 2023 respectively	5,943	5,943
Additional paid-in capital	1,830,300	1,830,300
Foreign currency adjustment	37,215	37,790
Accumulated deficit	(2,502,247)	(2,458,008)

Total stockholders’ equity	(628,789)	(583,975)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,348	$23,541

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2024 and 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	Three Months Ended January 31		Six Months Ended January 31
	2024	2023	2024	2023
REVENUE	$343	$7,247	$343	$128,241

COST OF REVENUE	-	-	-	(108,844)

GROSS PROFIT	$343	$7,247	$343	$19,397

OTHER INCOME	1,686	617	6,205	2,358

SELLING AND MARKETING EXPENSES	(198)	(3)	(915)	(278)

GENERAL AND ADMINISTRATIVE EXPENSES	(20,818)	(26,200)	(49,872)	(72,628)

LOSS BEFORE INCOME TAX	$(18,987)	$(18,339)	$(44,239)	$(51,151)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(18,987)	$(18,339)	$(44,239)	$(51,151)
Other comprehensive loss:
- Foreign currency translation loss	(7,020)	(24,678)	(575)	(265)

TOTAL COMPREHENSIVE LOSS	$(26,007)	$(43,017)	$(44,814)	(51,416)

Net loss per share- Basic and diluted	(0.0004)	(0.0007)	(0.0008)	(0.0009)

Weighted average number of common shares outstanding - Basic and diluted	59,434,838	59,434,838	59,434,838	59,434,838

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JANUARY 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Six months ended January 31, 2024
	Common Stock		Additional	Accumulated Other
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total Equity
Balance as of August 1, 2023	59,434,838	$5,943	$1,830,300	$37,790	$(2,458,008)	$(583,975)
Net loss for the period	-	-	-	-	(25,252)	(25,252)
Foreign currency translation adjustment	-	-	-	6,445	-	6,445
Balance as of October 31, 2023	59,434,838	$5,943	$1,830,300	$44,235	$(2,483,260)	$(602,782)
Net loss for the period	-	-	-	-	(18,987)	(18,987)
Foreign currency translation adjustment	-	-	-	(7,020)	-	(7,020)
Balance as of January 31, 2024	59,434,838	$5,943	$1,830,300	37,215	(2,502,247)	(628,789)

Six months ended January 31, 2023
	Common Stock		Additional	Accumulated Other
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total Equity
Balance as of August 1, 2022	59,434,838	$5,943	$1,830,300	$19,574	$(2,389,181)	$(533,364)
Net loss for the period	-	-	-	-	(32,812)	(32,812)
Foreign currency translation adjustment	-	-	-	24,413	-	24,413
Balance as of October 31, 2022	59,434,838	$5,943	$1,830,300	$43,987	$(2,421,993)	$(541,763)
Net loss for the period	-	-	-	-	(18,339)	(18,339)
Foreign currency translation adjustment	-	-	-	(24,678)	-	(24,678)
Balance as of January 31, 2023	59,434,838	$5,943	$1,830,300	19,309	(2,440,332)	(584,780)

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	Six months ended January 31
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,239)	$(51,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	2,536	2,419
Impairment	(1,051)	3,584
Reversal of asset written off	-	(6)
Lease interest	113	117
Interest expense	4,656	5,289
Gain on disposal	(3,012)	(108)
Gain on discounting of long-term loan	(2,227)	-
Changes in operating assets and liabilities:
Prepayments and deposits	4,656	2,041
Other payables and accrued liabilities	(17,614)	(16,597)
Amount due to related party	1,756	8,193
Lease liabilities	(2,455)	(2,587)
Amount due from related party	5,449	11,295
Deposit from franchisee	(2,862)	-
Deposit from customers	-	8,882
Net cash used in operating activities	$(54,294)	$(28,629)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patent and trademark	(2,466)	(3,584)
Proceed on disposal	6,529	114
Net cash generated from / (used in) investing activities	$4,063	$(3,470)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	$27,634	$23,400
Loan from related party	-	(3,035)
Loan from third party	18,937	17,087
Net cash generated from financing activities	$46,571	$37,452

Effect of foreign exchange translation	(209)	(477)

Net change in cash and cash equivalents	(3,869)	4,876

Cash and cash equivalents, beginning of period	4,425	2,909
CASH AND CASH EQUIVALENTS, END OF PERIOD	$556	$7,785

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2024

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

FOR THE SIX MONTHS ENDED JANUARY 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the six months ended January 31, 2024, and 2023, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended January 31, 2024, are not necessarily indicative of the results that may be expected for the year ending July 31, 2024. The Condensed Consolidated Balance Sheets information as of January 31, 2024, was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended July 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on October 30, 2023. These financial statements should be read in conjunction with that report.

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

FOR THE SIX MONTHS ENDED JANUARY 31, 2024

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

For the period ended January 31, 2024, the Company incurred a net loss of $44,239. As of January 31, 2024, the Company suffered an accumulated deficit of $2,502,247, capital deficiency of $628,789 and negative operating cash flows of $54,294. The Company’s ability to continue as a going concern is dependent upon improving the profitability and the continuing financial support from its shareholders and director. Management believes the existing shareholders, director or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

FOR THE SIX MONTHS ENDED JANUARY 31, 2024

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

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the six months ended January 31
	2024	2023
Period-end RMB : US$1 exchange rate	7.13	6.75
Period-average RMB : US$1 exchange rate	7.21	6.99
Period-end HK$ : US$1 exchange rate	7.82	7.84
Period-average HK$ : US$1 exchange rate	7.82	7.83
Period-end TWD : US$1 exchange rate	31.18	30.04
Period-average TWD : US$1 exchange rate	31.74	30.96

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

FOR THE SIX MONTHS ENDED JANUARY 31, 2024

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

FOR THE SIX MONTHS ENDED JANUARY 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of January 31, 2024 are summarized below:

	As of January 31, 2024	As of July 31, 2023
	(Unaudited)	(Audited)

Computer hardware and software	$129,301	$129,301
Outlet equipment	120,569	120,569
Leasable equipment	212,072	216,378
Outlet design fee and equipment	16,763	16,763
App development fee	37,413	37,413
Total	516,118	520,424
Accumulated depreciation[1]	$(394,351)	$(395,140)
Impairment	(139,665)	(143,182)
Foreign currency translation adjustment	17,898	17,898
Property, plant and equipment, net	$-	$-

[1]	For the period ended January 31, 2024 and January 31, 2023, depreciation expense was $0 and $0 respectively.

DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT

	As of January 31, 2024	As of July 31, 2023
	(Unaudited)	(Audited)
Proceed from disposal of property, plant and equipment	$6,529	$20,514
Disposal of equipment written off at net book value	-	(6)
Disposal of equipment impaired at net book value	(3,517)	(6,364)
Total gain on disposal	$3,012	$14,144

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

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$12,048
Less: Imputed interest	(467)
Initial recognition	$11,581
Less: Remeasurement of existing lease	(843)
Balance	$10,738

As of January 31, 2024 and July 31, 2023, the operating lease right of use asset as follow:

	As of January 31, 2024	As of July 31, 2023
	(Unaudited)	(Audited)
Balance at beginning of the period/year	6,407	6,267
Add: New operating lease liability	-	5,223
Foreign exchange translation loss	(23)	(246)
Amortization	(2,536)	(4,837)
Balance at end of the period/year	$3,848	$6,407

As of January 31, 2024 and July 31, 2023, the operating lease liability as follow:

	As of January 31, 2024	As of July 31, 2023
	(Unaudited)	(Audited)
As of August 1	$6,199	$6,559
Add: New operating lease liability	-	5,223
Less: Gross repayment	(2,427)	(5,509)
Add: Imputed interest	113	176
Foreign exchange translation loss	(21)	(250)
Balance end of the period/year	$3,864	$6,199

For the period ended January 31, 2024, the amortization of the operating lease right of use asset was $2,536 while for the period ended January 31, 2023, the amortization of the operating lease right of use asset was $2,419.

Maturities of operating lease obligation as follow:

Year ending
July 31, 2024 (6 months)	$3,375
October 31, 2024 (3 months)	489
Total	$3,864

Other information:

	Six months ended	Six months ended
	January 31, 2024	January 31, 2023
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$2,455	$2,587
Right-of-use assets obtained in exchange for operating lease liabilities	$3,848	$3,754
Remaining lease term for operating lease (years)	0.75	0.75
Weighted average discount rate for operating lease	4.35%	4.35%

Lease expenses were $113 and $117 during the period ended January 31, 2024 and January 31, 2023 respectively.

5. PATENT AND TRADEMARK

	As of	As of
	January 31, 2024	July 31, 2023
	(Unaudited)	(Audited)
Patent and trademark[1]	$38,454	$35,988
Accumulated amortization	(6,986)	(6,986)
Impairment	(31,442)	(28,976)
Foreign currency translation adjustment	(26)	(26)
Patent and trademark, net	$-	$-

[1]	The patents and trademarks are held under the Company’s subsidiaries in Hong Kong and Shanghai, China.

Amortization were $0 and $0 for the period ended January 31, 2024 and January 31, 2023 respectively.

6. PREPAYMENTS AND DEPOSITS

	As of January 31, 2024	As of July 31, 2023
	(Unaudited)	(Audited)
Prepayments	$1,828	$4,017
Deposits	2,782	5,247
Total prepayments and deposits	$4,610	$9,264

7. AMOUNT DUE FROM RELATED PARTY

	As of January 31, 2024	As of July 31, 2023
	(Unaudited)	(Audited)
Tien Mu International Co., Ltd[1]	$-	$2,112
Total amount due from related party	$-	$2,112

[1]	Tien Mu International Co., Ltd is owned by Ms. Niu Yen-Yen, the Director and Chief Executive Officer of the Company. Tien Mu International Co., Ltd is an operating agent of the Company’s operation in Taiwan, which collects deposits from franchisees on behalf of the Company.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

8. INVENTORIES

	As of	As of
	January 31, 2024	July 31, 2023
	(Unaudited)	(Audited)
Finished goods, at cost	$1,334	$1,333
Total inventories	$1,334	$1,333

9. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of January 31, 2024	As of July 31, 2023
	(Unaudited)	(Audited)
Other payables	$41,880	$40,854
Accrued audit fees	-	15,000
Accrued professional fees	6,000	9,600
Total other payables and accrued liabilities	$47,880	$65,454

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. AMOUNT DUE TO RELATED PARTIES

	As of January 31, 2024	As of July 31, 2023
	(Unaudited)	(Audited)
Hsieh, Chang-Chung[1]	$93,176	$93,176
Tien Mu International Co., Ltd[2]	5,093	-
	$98,269	$93,176

[1]	Hsieh, Chang-Chung, one of the current shareholders of the Company, served as Chief Financial Officer (“Principal Financial Officer”, “Principal Accounting Officer”) of the Company during the period from June 5, 2018 to October 31, 2022. The amount due represents salary expenses accrued to Mr. Hsieh. He resigned as Chief Financial Officer of the Company with effective from November 1, 2022.

[2]	Tien Mu International Co., Ltd is owned by Ms. Niu Yen-Yen, the Director and Chief Executive Officer of the Company. The amount due represents general and administrative expenses paid on behalf by the related party.

The amount due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

11. LOAN FROM THIRD PARTY

	As of January 31, 2024	As of July 31, 2023
	(Unaudited)	(Audited)
Shang Hai Shi Ba Enterprise Management Centre	$115,039	$95,988
Total loan from third party	$115,039	$95,988

The loan is unsecured, interest-free and repayable in year 2024 and year 2025. The loan is further extended to repayment in year 2026 with a loan agreement entered on August 2, 2023.

12. LOAN FROM DIRECTOR

	As of January 31, 2024	As of July 31, 2023
	(Unaudited)	(Audited)
Current	$198,439	$170,805
Non-current	113,534	110,985
Total loan from Director	$311,973	$281,790

Current portion of the loan provided by director Niu Yen-Yen is unsecured, interest-free and repayable upon demand.

The long-term loan provided by director Niu Yen-Yen is unsecured, interest-free and repayable in year 2024, for working capital purpose. The long-term loan is further extended to repayment in year 2026 with a loan agreement entered on August 2, 2023.

13. INCOME TAXES

For the six months ended January 31, 2024 and January 31, 2023, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	Six months ended January 31
	2024	2023
Tax jurisdictions from:
Local	$(22,144)	$(20,945)
Foreign, representing
- Seychelles	-	(1,600)
- Hong Kong	1,372	(6,462)
- Shanghai	(23,467)	(22,144)
Loss before income tax	$(44,239)	$(51,151)

The provision for income taxes consisted of the following:

	For the period ended January 31, 2024	For the period ended January 31, 2023
Current:
- Local	$-	$-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Seychelles, Hong Kong and Shanghai, PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of January 31, 2024, the operations in the United States of America incurred $515,378 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $412,302 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

FOR THE SIX MONTHS ENDED JANUARY 31, 2024

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

From August 1, 2022 to July 31, 2023, Ms. Niu Yen-Yen had sold 610,000 shares of common stock to 5 non-US residents.

As of January 31, 2024, MU Global Holding Limited has an issued and outstanding common share of 59,434,838.

15. CONCENTRATIONS OF RISK

(a) Major customers

For the three months period ended January 31, 2024 and 2023, the customers who accounted for 10% or more of the Company’s revenues and its trade receivable balance at period-end are presented as follows:

	2024	2023	2024	2023	2024	2023
	Revenue		Percentage of revenue		Trade receivable
	(Unaudited)		(Unaudited)		(Unaudited)

Customer A	$343	$-	100%	-%	$-	$-
Customer B	-	7,155	-%	99%	-	-
	$343	$7,155	100%	99%	$-	$-

For the six months period ended January 31, 2024 and 2023, the customers who accounted for 10% or more of the Company’s revenues and its trade receivable balance at period-end are presented as follows:

	2024	2023	2024	2023	2024	2023
	Revenue		Percentage of revenue		Trade receivable
	(Unaudited)		(Unaudited)		(Unaudited)

Customer A	$343	$-	100%	-%	$-	$-
Customer B	-	120,938	-%	94%	-	-
	$343	$120,938	100%	94%	$-	$-

(b) Major vendors

For the three months period ended January 31, 2024 and 2023, there is no vendor who accounted for 10% or more of the Company’s purchases and its trade payable balance at period-end.

For the six months period ended January 31, 2024 and 2023, the vendors who accounted for 10% or more of the Company’s purchases and its trade payable balance at period-end are presented as follows:

	2024	2023	2024	2023	2024	2023
	Purchases		Percentage of purchases		Trade payable
	(Unaudited)		(Unaudited)		(Unaudited)

Vendor A	$-	$108,844	-%	100%	$-	$-
	$-	$108,844	-%	100%	$-	$-

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

As of January 31, 2024, the Company has the aggregate minimal rent payments due in the next two years as follows:

Year ending July 31

2024	$3,375
2025	489
Total	$3,864

17. RELATED PARTY TRANSACTIONS

For the period ended January 31, 2024 the Company has following transactions with related parties:

	For the period ended January 31, 2024 (Unaudited)	For the year ended July 31, 2023 (Audited)
Professional fee:
- Related party A	$5,000	$16,080

Consultation fee:
- Related party B	$-	$8,100

Total	$5,000	$24,180

Related party A is the fellow subsidiaries of a corporate shareholder of the Company. Related party B is the employee and shareholder of the Company.

For the period ended January 31, 2024, the Company incurred professional fees of $5,000 due to related party A.

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

The Company had no inter-segment sales for the years presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the period ended January 31, 2024
	Nevada	Seychelles	Hong Kong	China	Total

Revenue	$-	$-	$-	$343	$343
Cost of revenue	-	-	-	-	-
Other income	-	-	3,013	3,192	6,205
Selling and marketing expenses	-	-	-	(915)	(915)
General and administrative expenses	(22,144)	-	(1,641)	(26,087)	(49,872)
Net (loss) / profit before taxation	(22,144)	-	1,372	(23,467)	(44,239)

Total assets	$1,050	$1	$1,953	$7,345	$10,348

	For the period ended January 31, 2023
	Nevada	Seychelles	Hong Kong	China	Total

Revenue	$-	$-	$120,938	$7,303	$128,241
Cost of revenue	-	-	(108,844)	-	(108,844)
Other income	-	-	2	2,356	2,358
Selling and marketing expenses	-	-	(200)	(78)	(278)
General and administrative expenses	(20,945)	(1,600)	(18,358)	(31,725)	(72,628)
Net loss before taxation	(20,945)	(1,600)	(6,462)	(22,144)	(51,151)

Total assets	$875	$1	$3,936	$66,176	$70,988

19. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of January 31, 2024, and events which occurred subsequently but were not recognized in the financial statements. During the period, there was no subsequent event that required recognition or disclosure.

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

3

Results of Operation

For the six months ended January 31, 2024 and 2023

Revenues

For the six months ended January 31, 2024 and 2023, the Company has generated revenue of $343 and $128,241 respectively. The revenue represented income from wellness and beauty services provided to customers, sales of products and sharing of revenue from leasable equipment with business alliance and franchisee.

Cost of Revenue and Gross Margin

For the six months ended January 31, 2024 and 2023, cost incurred arise in providing wellness and beauty services and selling of essential oil is $0 and $108,844 respectively, and generate a gross profit the for the six months ended January 31, 2024 and 2023 of $343 and $19,397.

Selling and marketing expenses

For the six months ended January 31, 2024 and 2023, we had incurred marketing expenses in the amount of $915 and $278 respectively. The expense comprised of travelling expenses, courier and transportation expenses, internet and website expenses.

General and administrative expenses

For the six months ended January 31, 2024 and 2023, we had incurred general and administrative expenses in the amount of $49,872 and $72,628 respectively. These expenses are comprised of salary, allowance, professional fees, consultancy fee for IT and system management, office and outlet operation expenses.

Other Income

The Company recorded an amount of $6,205 and $2,358 as other income for the six months ended January 31, 2024 and 2023. This income is derived from the interest income, foreign exchange gain, gain on disposal and gain on measurement of long-term liabilities.

Net Loss

Our net loss for six months ended January 31, 2024 and 2023 were $44,239 and $51,151. The net loss mainly derived from the general and administrative expenses incurred. The decrease in net loss of $6,912 as a result of reduction of general and administrative expenses incurred during the period ended January 31, 2024.

4

Liquidity and Capital Resources

As of January 31, 2024 and 2023, we had cash and cash equivalents of $556 and $7,785 respectively. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the period ended January 31, 2024, the Company had met these requirements primarily from the financial support from director and third party company.

Cash Used in Operating Activities

For the six months ended January 31, 2024, net cash used in operating activities was $54,294 as compared to net cash used in operating activities of $28,629 for the six months ended January 31, 2023. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Generated from Financing Activities

For the six months ended January 31, 2024 and 2023, net cash generated from financing activities was $46,571 and $37,452 respectively. The financing cash flow performance primarily reflects loan from director and third party.

Cash Generated from / (Used in) Investing Activities

For the six months ended January 31, 2024 and 2023, the net cash generated from investing activities was $4,063 and net cash used in investing activities was $3,470. The investing cash flow performance primarily reflects the purchase of property, plant and equipment and trademark and disposal of property, plant and equipment.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of January 31, 2024.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of January 31, 2024, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MU Global Holding Limited
(Name of Registrant)

Date: March 15, 2024	By:	/s/ NIU YEN YEN
	Title:	Chief Executive Officer, Chief Financial Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

9