Form 10-Q
period 2024-04-30
MU GLOBAL HOLDING Ltd
filed 2024-06-13
CIK 1746119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 30, 2024

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2024
Common Stock, $0.0001 par value	59,434,838

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of April 30, 2024 (unaudited) and July 31, 2023 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended April 30, 2024 (unaudited) and April 30, 2023 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended April 30, 2024 (unaudited) and 2023 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2024 (unaudited) and April 30, 2023 (unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements	F-6 - F-18
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-5
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES	6
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	7
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	7
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	7
ITEM 4	MINE SAFETY DISCLOSURES	7
ITEM 5	OTHER INFORMATION	7
ITEM 6	EXHIBITS	8
	SIGNATURES	9

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of April 30, 2024 (unaudited) and July 31, 2023 (audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended April 30, 2024 (unaudited) and April 30, 2023 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended April 30, 2024 (unaudited) and 2023 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2024 (unaudited) and April 30, 2023 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements	F-6- F-18

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2024 AND JULY 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	April 30, 2024	July 31, 2023
	Unaudited	Audited
ASSETS
NON-CURRENT ASSETS
Property, plant and equipment	$-	$-
Leased asset – Right of use	2,526	6,407

	2,526	6,407

INTANGIBLE ASSET
Patent and trademark	$-	$-

Total non-current assets	2,526	6,407

CURRENT ASSETS
Prepayments and deposits	$3,393	$9,264
Amount due from related party	-	2,112
Inventories	1,313	1,333
Cash and cash equivalents	26,302	4,425

Total current assets	31,008	17,134

TOTAL ASSETS	$33,534	$23,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
NON-CURRENT LIABILITIES
Leased liabilities	$-	$976
Loan from director	113,002	110,985
Loan from third party	125,184	95,988

Total non-current liabilities	$238,186	$207,949

CURRENT LIABILITIES
Other payables and accrued liabilities	$46,821	$65,454
Amount due to related parties	98,242	93,176
Deposit from franchisees	24,581	27,774
Deposit from customers	36,598	37,135
Loan from director	241,189	170,805
Leased liabilities	2,391	5,223

Total current liabilities	449,822	399,567

TOTAL LIABILITIES	$688,008	$607,516

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 59,434,838 shares issued and outstanding as of April 30, 2024 and July 31, 2023 respectively	5,943	5,943
Additional paid-in capital	1,830,300	1,830,300
Foreign currency adjustment	42,365	37,790
Accumulated deficit	(2,533,082)	(2,458,008)

Total stockholders’ equity	(654,474)	(583,975)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,534	$23,541

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2024 and 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	Three Months Ended April 30		Nine Months Ended April 30
	2024	2023	2024	2023
REVENUE	$-	$1,117	$343	$129,358

COST OF REVENUE	-	(489)	-	(489)

COST OF REVENUE – RELATED PARTY	-	-	-	(108,844)

GROSS PROFIT	$-	$628	$343	$20,025

OTHER INCOME	1,459	4,807	7,664	7,165

SELLING AND MARKETING EXPENSES	(142)	(1)	(1,057)	(279)

GENERAL AND ADMINISTRATIVE EXPENSES	(27,148)	(14,758)	(67,364)	(65,249)

GENERAL AND ADMINISTRATIVE EXPENSES TO RELATED PARTIES	(2,500)	(4,700)	(7,500)	(21,548)

FINANCE COST	(2,504)	(2,809)	(7,160)	(8,098)

LOSS BEFORE INCOME TAX	$(30,835)	$(16,833)	$(75,074)	$(67,984)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(30,835)	$(16,833)	$(75,074)	$(67,984)
Other comprehensive loss:
- Foreign currency translation gain	5,150	7,685	4,575	7,420

TOTAL COMPREHENSIVE LOSS	$(25,685)	$(9,148)	$(70,499)	(60,564)

Net loss per share- Basic and diluted	(0.0004)	(0.0002)	(0.0012)	(0.0010)

Weighted average number of common shares outstanding - Basic and diluted	59,434,838	59,434,838	59,434,838	59,434,838

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED APRIL 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Nine months ended April 30, 2024
	Common Stock		Additional	Accumulated Other
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total Equity
Balance as of August 1, 2023	59,434,838	$5,943	$1,830,300	$37,790	$(2,458,008)	$(583,975)
Net loss for the period	-	-	-	-	(25,252)	(25,252)
Foreign currency translation adjustment	-	-	-	6,445	-	6,445
Balance as of October 31, 2023	59,434,838	$5,943	$1,830,300	$44,235	$(2,483,260)	$(602,782)
Net loss for the period	-	-	-	-	(18,987)	(18,987)
Foreign currency translation adjustment	-	-	-	(7,020)	-	(7,020)
Balance as of January 31, 2024	59,434,838	$5,943	$1,830,300	37,215	(2,502,247)	(628,789)
Net loss for the period	-	-	-	-	(30,835)	(30,835)
Foreign currency translation adjustment	-	-	-	5,150	-	5,150
Balance as of April 30, 2024	59,434,838	$5,943	$1,830,300	42,365	(2,533,082)	(654,474)

Nine months ended April 30, 2023
	Common Stock		Additional	Accumulated Other
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total Equity
Balance as of August 1, 2022	59,434,838	$5,943	$1,830,300	$19,574	$(2,389,181)	$(533,364)
Net loss for the period	-	-	-	-	(32,812)	(32,812)
Foreign currency translation adjustment	-	-	-	24,413	-	24,413
Balance as of October 31, 2022	59,434,838	$5,943	$1,830,300	$43,987	$(2,421,993)	$(541,763)
Net loss for the period	-	-	-	-	(18,339)	(18,339)
Foreign currency translation adjustment	-	-	-	(24,678)	-	(24,678)
Balance as of January 31, 2023	59,434,838	$5,943	$1,830,300	19,309	(2,440,332)	(584,780)
Net loss for the period	-	-	-	-	(16,833)	(16,833)
Foreign currency translation adjustment	-	-	-	7,685	-	7,685
Balance as of April 30, 2023	59,434,838	$5,943	$1,830,300	26,994	(2,457,165)	(593,928)

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	Nine months ended April 30
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(75,074)	$(67,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	3,805	3,649
Impairment	(1,051)	1,502
Reversal of asset written off	-	(6)
Lease interest	150	155
Gain on disposal	(3,012)	(4,899)
Gain on discounting of long-term loan	(3,671)	-
Changes in operating assets and liabilities:
Prepayments and deposits	5,845	1,332
Other payables and accrued liabilities	(18,043)	(14,206)
Amount due to related party	1,729	8,193
Inventories	-	489
Lease liabilities	(3,867)	(4,050)
Amount due from related party	5,449	11,295
Deposit from franchisee	(2,818)	-
Deposit from customers	-	16,771
Net cash used in operating activities	$(90,558)	$(47,759)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patent and trademark	(2,466)	(3,584)
Proceed on disposal	6,529	6,987
Net cash generated from investing activities	$4,063	$3,403

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	$70,384	$24,366
Loan from related party	-	(2,966)
Loan from third party	30,729	16,698
Interest expense	7,160	8,098
Net cash generated from financing activities	$108,273	$46,196

Effect of foreign exchange translation	99	218

Net change in cash and cash equivalents	21,877	2,058

Cash and cash equivalents, beginning of period	4,425	2,909
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,302	$4,967

See accompanying notes to condensed consolidated financial statements.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2024

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

FOR THE NINE MONTHS ENDED APRIL 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the nine months ended April 30, 2024, and 2023, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended April 30, 2024, are not necessarily indicative of the results that may be expected for the year ending July 31, 2024. The Condensed Consolidated Balance Sheets information as of April 30, 2024, was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended July 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on October 30, 2023. These financial statements should be read in conjunction with that report.

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

FOR THE NINE MONTHS ENDED APRIL 30, 2024

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

For the period ended April 30, 2024, the Company incurred a net loss of $75,074. As of April 30, 2024, the Company suffered an accumulated deficit of $2,533,082, capital deficiency of $654,474 and negative operating cash flows of $90,558. The Company’s ability to continue as a going concern is dependent upon improving the profitability and the continuing financial support from its shareholders and director. Management believes the existing shareholders, director or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

FOR THE NINE MONTHS ENDED APRIL 30, 2024

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

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended April 30
	2024	2023
Period-end RMB : US$1 exchange rate	7.24	6.91
Period-average RMB : US$1 exchange rate	7.21	6.95
Period-end HK$ : US$1 exchange rate	7.82	7.85
Period-average HK$ : US$1 exchange rate	7.82	7.84
Period-end TWD : US$1 exchange rate	32.60	30.79
Period-average TWD : US$1 exchange rate	31.76	30.77

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

FOR THE NINE MONTHS ENDED APRIL 30, 2024

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

FOR THE NINE MONTHS ENDED APRIL 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of April 30, 2024 are summarized below:

	As of April 30, 2024	As of July 31, 2023
	(Unaudited)	(Audited)

Computer hardware and software	$129,301	$129,301
Outlet equipment	120,569	120,569
Leasable equipment	212,072	216,378
Outlet design fee and equipment	16,763	16,763
App development fee	37,413	37,413
Total	516,118	520,424
Accumulated depreciation[1]	$(394,351)	$(395,140)
Impairment	(139,665)	(143,182)
Foreign currency translation adjustment	17,898	17,898
Property, plant and equipment, net	$-	$-

[1]	For the period ended April 30, 2024 and April 30, 2023, depreciation expense was $0 and $0 respectively.

DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT

	As of April 30, 2024	As of July 31, 2023
	(Unaudited)	(Audited)
Proceed from disposal of property, plant and equipment	$6,529	$20,514
Disposal of equipment written off at net book value	-	(6)
Disposal of equipment impaired at net book value	(3,517)	(6,364)
Total gain on disposal	$3,012	$14,144

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

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$12,048
Less: Imputed interest	(467)
Initial recognition	$11,581
Less: Remeasurement of existing lease	(843)
Balance	$10,738

As of April 30, 2024 and July 31, 2023, the operating lease right of use asset as follow:

	As of April 30, 2024 (Unaudited)	As of July 31, 2023 (Audited)
Balance at beginning of the period/year	6,407	6,267
Add: New operating lease liability	-	5,223
Foreign exchange translation loss	(76)	(246)
Amortization	(3,805)	(4,837)
Balance at end of the period/year	$2,526	$6,407

As of April 30, 2024 and July 31, 2023, the operating lease liability as follow:

	As of April 30, 2024 (Unaudited)	As of July 31, 2023 (Audited)
As of August 1	$6,199	$6,559
Add: New operating lease liability	-	5,223
Less: Gross repayment	(3,884)	(5,509)
Add: Imputed interest	150	176
Foreign exchange translation loss	(74)	(250)
Balance end of the period/year	$2,391	$6,199

For the period ended April 30, 2024, the amortization of the operating lease right of use asset was $3,805 while for the period ended April 30, 2023, the amortization of the operating lease right of use asset was $3,649.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Maturities of operating lease obligation as follow:

Year ending
July 31, 2024 (3 months)	$1,909
October 31, 2024 (3 months)	482
Total	$2,391

Other information:

	Nine months ended	Nine months ended
	April 30, 2024	April 30, 2023
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$3,867	$3,895
Right-of-use assets obtained in exchange for operating lease liabilities	$2,526	$2,446
Remaining lease term for operating lease (years)	0.5	0.5
Weighted average discount rate for operating lease	4.35%	4.35%

Lease expenses were $150 and $155 during the period ended April 30, 2024 and April 30, 2023 respectively.

5. PATENT AND TRADEMARK

	As of	As of
	April 30, 2024	July 31, 2023
	(Unaudited)	(Audited)
Patent and trademark[1]	$38,454	$35,988
Accumulated amortization	(6,986)	(6,986)
Impairment	(31,442)	(28,976)
Foreign currency translation adjustment	(26)	(26)
Patent and trademark, net	$-	$-

[1]	The patents and trademarks are held under the Company’s subsidiaries in Hong Kong and Shanghai, China.

Amortization were $0 and $0 for the period ended April 30, 2024 and April 30, 2023 respectively.

6. PREPAYMENTS AND DEPOSITS

	As of April 30, 2024	As of July 31, 2023
	(Unaudited)	(Audited)
Prepayments	$626	$4,017
Deposits	2,767	5,247
Total prepayments and deposits	$3,393	$9,264

7. AMOUNT DUE FROM RELATED PARTY

	As of April 30, 2024	As of July 31, 2023
	(Unaudited)	(Audited)
Tien Mu International Co., Ltd[1]	$-	$2,112
Total amount due from related party	$-	$2,112

[1]	Tien Mu International Co., Ltd is owned by Ms. Niu Yen-Yen, the Director and Chief Executive Officer of the Company. Tien Mu International Co., Ltd is an operating agent of the Company’s operation in Taiwan, which collects deposits from franchisees on behalf of the Company.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

8. INVENTORIES

	As of	As of
	April 30, 2024	July 31, 2023
	(Unaudited)	(Audited)
Finished goods, at cost	$1,313	$1,333
Total inventories	$1,313	$1,333

9. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of April 30, 2024	As of July 31, 2023
	(Unaudited)	(Audited)
Other payables	$40,821	$40,854
Accrued audit fees	-	15,000
Accrued professional fees	6,000	9,600
Total other payables and accrued liabilities	$46,821	$65,454

10. AMOUNT DUE TO RELATED PARTIES

	As of April 30, 2024	As of July 31, 2023
	(Unaudited)	(Audited)
Hsieh, Chang-Chung[1]	$93,176	$93,176
Tien Mu International Co., Ltd[2]	5,066	-
	$98,242	$93,176

[1]	Hsieh, Chang-Chung, one of the current shareholders of the Company, served as Chief Financial Officer (“Principal Financial Officer”, “Principal Accounting Officer”) of the Company during the period from June 5, 2018 to October 31, 2022. The amount due represents salary expenses accrued to Mr. Hsieh. He resigned as Chief Financial Officer of the Company with effective from November 1, 2022.

[2]	Tien Mu International Co., Ltd is owned by Ms. Niu Yen-Yen, the Director and Chief Executive Officer of the Company. The amount due represents general and administrative expenses paid on behalf by the related party.

The amount due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

11. LOAN FROM THIRD PARTY

	As of April 30, 2024	As of July 31, 2023
	(Unaudited)	(Audited)
Shang Hai Shi Ba Enterprise Management Centre	$125,184	$95,988
Total loan from third party	$125,184	$95,988

The loan is unsecured, interest-free and repayable in year 2025, 2026 and 2027.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

12. LOAN FROM DIRECTOR

	As of April 30, 2024	As of July 31, 2023
	(Unaudited)	(Audited)
Current	$241,189	$170,805
Non-current	113,002	110,985
Total loan from Director	$354,191	$281,790

Current portion of the loan provided by director Niu Yen-Yen is unsecured, interest-free and repayable upon demand.

The long-term loan provided by director Niu Yen-Yen is unsecured, interest-free and repayable in year 2024, for working capital purpose. The long-term loan is further extended to repayment in year 2026 with a loan agreement entered on August 2, 2023.

13. INCOME TAXES

For the nine months ended April 30, 2024 and April 30, 2023, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Nine months ended April 30
	2024	2023
Tax jurisdictions from:
Local	$(39,844)	$(30,070)
Foreign, representing
- Seychelles	-	(1,600)
- Hong Kong	(247)	153
- Shanghai	(34,983)	(36,467)
Loss before income tax	$(75,074)	$(67,984)

The provision for income taxes consisted of the following:

	For the period ended April 30, 2024	For the period ended April 30, 2023
Current:
- Local	$-	$-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Seychelles, Hong Kong and Shanghai, PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of April 30, 2024, the operations in the United States of America incurred $533,078 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $426,462 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

FOR THE NINE MONTHS ENDED APRIL 30, 2024

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

From August 1, 2022 to July 31, 2023, Ms. Niu Yen-Yen had sold 610,000 shares of common stock to 5 non-US residents.

As of April 30, 2024, MU Global Holding Limited has an issued and outstanding common share of 59,434,838.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

15. CONCENTRATIONS OF RISK

(a) Major customers

For the three months period ended April 30, 2024 and 2023, the customers who accounted for 10% or more of the Company’s revenues and its trade receivable balance at period-end are presented as follows:

	2024	2023	2024	2023	2024	2023
	Revenue		Percentage of revenue		Trade receivable
	(Unaudited)		(Unaudited)		(Unaudited)

Customer A	$-	$477	-%	43%	$-	$-
Customer B	-	608	-%	54%	-	-
	$-	$1,085	-%	97%	$-	$-

For the nine months period ended April 30, 2024 and 2023, the customers who accounted for 10% or more of the Company’s revenues and its trade receivable balance at period-end are presented as follows:

	2024	2023	2024	2023	2024	2023
	Revenue		Percentage of revenue		Trade receivable
	(Unaudited)		(Unaudited)		(Unaudited)

Customer A	$343	$-	100%	-%	$-	$-
Customer B	-	120,938	-%	94%	-	-
	$343	$120,938	100%	94%	$-	$-

(b) Major vendors

For the three months period ended April 30, 2024 and 2023, there is no vendor who accounted for 10% or more of the Company’s purchases and its trade payable balance at period-end.

For the nine months period ended April 30, 2024 and 2023, the vendors who accounted for 10% or more of the Company’s purchases and its trade payable balance at period-end are presented as follows:

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

FOR THE NINE MONTHS ENDED APRIL 30, 2024

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

As of April 30, 2024, the Company has the aggregate minimal rent payments due in the next two years as follows:

Year ending July 31

2024	$1,909
2025	482
Total	$2,391

17. RELATED PARTY TRANSACTIONS

For the period ended April 30, 2024 the Company has following transactions with related parties:

	For the period ended April 30, 2024 (Unaudited)	For the year ended July 31, 2023 (Audited)
Professional fee:
- Related party A	$7,500	$16,080

Consultation fee:
- Related party B	$-	$8,100

Total	$7,500	$24,180

Related party A is the fellow subsidiaries of a corporate shareholder of the Company. Related party B is the employee and shareholder of the Company.

For the period ended April 30, 2024, the Company incurred professional fees of $7,500 to related party A.

MU GLOBAL HOLDING LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2024

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

The Company had no inter-segment sales for the years presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the period ended April 30, 2024
	Nevada	Seychelles	Hong Kong	China	Total

Revenue	$-	$-	$-	$343	$343
Cost of revenue	-	-	-	-	-
Other income	-	-	3,014	4,650	7,664
Selling and marketing expenses	-	-	-	(1,057)	(1,057)
General and administrative expenses	(39,844)	-	(3,261)	(38,919)	(82,024)
Net loss before taxation	(39,844)	-	(247)	(34,983)	(75,074)

Total assets	$-	$1	$26,434	$7,100	$33,534

	For the period ended April 30, 2023
	Nevada	Seychelles	Hong Kong	China	Total

Revenue	$-	$-	$120,938	$8,420	$129,358
Cost of revenue	-	-	(108,844)	(489)	(109,333)
Other income	-	-	4,793	2,372	7,165
Selling and marketing expenses	-	-	(200)	(79)	(279)
General and administrative expenses	(30,070)	(1,600)	(16,534)	(46,691)	(94,895)
Net (loss)/profit before taxation	(30,070)	(1,600)	153	(36,467)	(67,984)

Total assets	$-	$1	$5,667	$60,168	$65,835

19. SUBSEQUENT EVENTS

On May 21, 2024, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to its Certificate of Incorporation to change its corporate name from MU Global Holding Limited to Vanguard Green Investment Limited effective on June 15, 2024.

In connection with the Certificate of Amendment, the Company requested that the Financial Industry Regulatory Authority (“FINRA”) process the name change and assign a new stock symbol for its common shares. Its common stock will continue to trade on the OTC Markets OTC Pink under the ticker symbol “MUGH” until such time as FINRA processes the name change and request for a new symbol.

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

Results of Operation

For the three months ended April 30, 2024 and 2023

Revenues

For the three months ended April 30, 2024 and 2023, the Company has generated revenue of $0 and $1,117 respectively. The revenue represented income from wellness and beauty services provided to customers, sales of products and sharing of revenue from leasable equipment with business alliance and franchisee.

Cost of Revenue and Gross Margin

For the three months ended April 30, 2024 and 2023, cost incurred arise in providing wellness and beauty services and selling of essential oil is $0 and $489 respectively, and generate a gross profit the for the three months ended April 30, 2024 and 2023 of $0 and $628.

Selling and marketing expenses

For the three months ended April 30, 2024 and 2023, we had incurred marketing expenses in the amount of $142 and $1 respectively. The expense comprised of travelling expenses, courier and transportation expenses, internet and website expenses.

General and administrative expenses

For the three months ended April 30, 2024 and 2023, we had incurred general and administrative expenses in the amount of $29,648 and $19,458 respectively. These expenses are comprised of salary, allowance, professional fees, consultancy fee for IT and system management, office and outlet operation expenses and depreciation.

Finance cost

For the three months ended April 30, 2024 and 2023, we had incurred finance cost in the amount of $2,504 and $2,809 respectively. The finance cost represented interest expense on long-term loan from director and long-term loan from third party.

Other Income

The Company recorded an amount of $1,459 and $4,807 as other income for the three months ended April 30, 2024 and 2023. This income is derived from the interest income, foreign exchange gain, gain on disposal and gain on measurement of long-term liabilities.

Net Loss

Our net loss for three months ended April 30, 2024 and 2023 were $30,835 and $16,833. The net loss mainly derived from the general and administrative expenses incurred. The increase in net loss of $14,002 was mainly due to higher spend in general and administrative expenses during the period ended April 30, 2024.

For the nine months ended April 30, 2024 and 2023

Revenues

For the nine months ended April 30, 2024 and 2023, the Company has generated revenue of $343 and $129,358 respectively. The revenue represented income from wellness and beauty services provided to customers, sales of products and sharing of revenue from leasable equipment with business alliance and franchisee.

Cost of Revenue and Gross Margin

For the nine months ended April 30, 2024 and 2023, cost incurred arise in providing wellness and beauty services and selling of essential oil is $0 and $109,333 respectively, and generate a gross profit the for the nine months ended April 30, 2024 and 2023 of $343 and $20,025.

Selling and marketing expenses

For the nine months ended April 30, 2024 and 2023, we had incurred marketing expenses in the amount of $1,057 and $279 respectively. The expense comprised of travelling expenses, courier and transportation expenses, internet and website expenses.

General and administrative expenses

For the nine months ended April 30, 2024 and 2023, we had incurred general and administrative expenses in the amount of $74,864 and $86,797 respectively. These expenses are comprised of salary, allowance, professional fees, consultancy fee for IT and system management, office and outlet operation expenses.

Finance cost

For the nine months ended April 30, 2024 and 2023, we had incurred finance cost in the amount of $7,160 and $8,098 respectively. The finance cost represented interest expense on long-term loan from director and long-term loan from third party.

Other Income

The Company recorded an amount of $7,664 and $7,165 as other income for the nine months ended April 30, 2024 and 2023. This income is derived from the interest income, foreign exchange gain, gain on disposal and gain on measurement of long-term liabilities.

Net Loss

Our net loss for nine months ended April 30, 2024 and 2023 were $75,074 and $67,984. The net loss mainly derived from the general and administrative expenses incurred. The increase in net loss of $7,090 as a result of increased of general and administrative expenses incurred during the period ended April 30, 2024.

Liquidity and Capital Resources

As of April 30, 2024 and 2023, we had cash and cash equivalents of $26,302 and $4,967 respectively. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the period ended April 30, 2024, the Company had met these requirements primarily from the financial support from director and third party company.

Cash Used in Operating Activities

For the nine months ended April 30, 2024, net cash used in operating activities was $90,558 as compared to net cash used in operating activities of $47,759 for the nine months ended April 30, 2023. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Generated from Financing Activities

For the nine months ended April 30, 2024 and 2023, net cash generated from financing activities was $108,273 and $46,196 respectively. The financing cash flow performance primarily reflects loan from director and third party.

Cash Generated from Investing Activities

For the nine months ended April 30, 2024 and 2023, the net cash generated from investing activities was $4,063 and $3,403 respectively. The investing cash flow performance primarily reflects the purchase of property, plant and equipment and trademark and disposal of property, plant and equipment.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of April 30, 2024.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of April 30, 2024, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MU Global Holding Limited
(Name of Registrant)

Date: June 13, 2024	By:	/s/ NIU YEN YEN
	Title:	Chief Executive Officer, Chief Financial Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

