Form 10-K
period 2024-07-31
Vanguard Green Investment Ltd
filed 2024-11-12
CIK 1746119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended July 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-228847

Vanguard Green Investment Limited

(Formerly known as MU Global Holding Limited)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	VGES	The OTC Market – Pink Sheets

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2024
Common Stock, $.0001 par value	59,434,838

Vanguard Green Investment Limited

FORM 10-K

For the Fiscal Year Ended July 31, 2024

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

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” “Vanguard” are references to Vanguard Green Investment Limited, a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Corporate History

We were incorporated on June 4, 2018 in the State of Nevada under the name MU Global Holding Limited. On June 15, 2024, we changed our name to Vanguard Green Investment Limited (“the Company”).

Vanguard Green Investment Limited, the US Company, operates through its wholly owned subsidiary, MU Worldwide Group Limited, a Seychelles Company; which operates through its wholly owned subsidiary, MU Global Holding Limited, a Hong Kong Company; which operates through its wholly owned subsidiary, MU Global Health Management (Shanghai) Limited, a Shanghai Company.

On July 30, 2024, the Company entered into certain share purchase agreement (the “Disposition SPA”) by and among Xie Ling (the “Purchaser”), MU Global Health Management (Shanghai) Limited (the “Subsidiary”) and MU Global Holding Limited (the “Seller”). Pursuant to the Disposition SPA, the Purchaser agreed to purchase the Subsidiary, in exchange for consideration of $11,975.00 (the “Purchase Price”). The Company’s board of directors (the “Board”) approved the transaction contemplated by the Disposition SPA (the “Disposition”). The Disposition closed on July 30, 2024 when all closing conditions were satisfied, including the payment of the Purchase Price, and all consents or approval required to be obtained from or made with any governmental authorities. Upon the closing of the Disposition, the Purchaser became the sole shareholder of the Subsidiary and as a result, assumed all assets and some liabilities of the Subsidiary.

Vanguard Green Investment Limited is an early-stage wellness and beauty supply services company, which intends to offer customers a wide range of trusted non-surgical spa services and quality spa care products. All of the previous entities share the same exact business plan with the goal of developing and providing wellness and beauty services to our future clients. We aim to promote improved overall health and beauty in our clients through a holistic detoxification method.

The Company, through its subsidiaries, mainly supplies high quality spa services and spa care products. Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	MU Worldwide Group Limited	Seychelles, June 7, 2018	100 shares of ordinary share of US$1 each	Investment holding	100%
2.	MU Global Holding Limited	Hong Kong, January 30, 2018	1 share of ordinary share of HK$1 each	Providing SPA and Wellness service in Hong Kong	100%
3.	MU Global Health Management (Shanghai) Limited[1]	Shanghai, August 16, 2018	RMB 7,405,866	Providing SPA and Wellness service in China	100%

1Full disposition of MU Global Health Management (Shanghai) Limited was completed on July 30, 2024.

Business Overview

Vanguard is a beauty and wellness company, providing SPA and wellness service and also SPA related products to the customers. The services provided are designed to improve the overall health system and body function.

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

Future Plan

The Company is venturing into new business focus in promoting green finance and advancing the global implementation of Environmental, Social, and Governance (ESG) standards, which will focus on developing innovative green financial solutions, combining sustainability with responsible investment principles.

The Company is committed to helping companies overcome financial challenges by offering customized financial solutions, reduce their carbon footprint and achieve carbon neutrality goals, assisting businesses in navigating the ever-changing market conditions and regulatory frameworks. The Company focuses on developing innovative financial tools that not only promote carbon reduction but also deliver stable investment returns to its clients.

The Company range of professional services includes carbon trading, carbon pledge financing, and carbon custody, providing comprehensive carbon asset management solutions and innovative financial support to businesses. Please visit https://www.vg-il.com for more information.

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

Customers

For the year ended July 31, 2024, the Company has not generated revenue from customers under the ordinary course of business.

Employees

As of July 31, 2024, the Company has a total 2 employees. At the moment, the Company has adopted accountability system, hence management personnel have flexible working hours.

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

ITEM 2. PROPERTIES

Our principal executive office is located at Rm. 5, 7F., No. 296, Sec. 4, Xinyi Rd., Da’an Dist., Taipei City 106427, Taiwan (R.O.C).

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

As of July 31, 2024, we had 59,434,838 shares of our Common Stock par value, $.0001 issued and outstanding. There were 165 beneficial owners of our Common Stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended July 31, 2024.

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

Overview

Vanguard Green Investment Limited, the US Company, operates through its wholly owned subsidiary, MU Worldwide Group Limited, a Seychelles Company; which operates through its wholly owned subsidiary, MU Global Holding Limited, a Hong Kong Company; which operates through its wholly owned subsidiary, MU Global Health Management (Shanghai) Limited, a Shanghai Company. The US, Seychelles and Hong Kong Companies act solely for holding purposes whereas all current and future operations in China are planned to be carried out via MU Global Health Management (Shanghai) Limited, the Shanghai Company. The purpose of the Hong Kong Company is to function as the current regional hub of the Company.

Full disposition of MU Global Health Management (Shanghai) Limited was completed on July 30, 2024 for consideration of $11,975.00.

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

Results of Operations

Revenue

The Company generated revenue of $0 and $120,938 for the year ended July 31, 2024 and 2023. The revenue represented income from wellness and beauty services provided to customers and sales of products.

Cost of Revenue and Gross Margin

For the year ended July 31, 2024 and 2023, cost incurred in providing wellness and beauty services and selling of essential oil amounted to $0 and $108,844 respectively. The Company generated gross profit of $0 and $12,094 for the year ended July 31, 2024 and 2023.

Selling and Marketing Expenses

Selling and distribution expenses for the year ended July 31, 2024 and 2023 amounted to $0 and $200 respectively, comprising advertisement expenses on WeChat, mobile apps and market public research.

General and Administrative Expenses

General and administrative expenses for the year ended July 31, 2024 and 2023 amounted to $105,641 and $67,819 respectively, comprising professional fees, consultancy fee for IT and system management, office and outlet operation expenses.

Other Income

The Company recorded an amount of $19,944 and $14,038 as other income for the year ended July 31, 2024 and 2023 respectively, being interest income, foreign exchange gain, gain on disposal of property, plant and equipment and gain on discounting of long-term loan.

Net Loss

Net loss for the year ended July 31, 2024 and 2023 amounted to $85,697 and $41,887 respectively. The increase in net loss of $43,810 mainly due to no revenue generated during the year ended July 31, 2024.

Liquidity and Capital Resources

As of July 31, 2024 and 2023, we had working capital of shortage of $401,894 and $382,433, consisting of cash and cash equivalents of $12,052 and $4,425 respectively. During the year ended July 31, 2024 and 2023, we had negative operating cash flows due to revenue is insufficient to cover the general and administrative expenses.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the year ended July 31, 2024, the Company had met these requirements primarily from the financial support from director and third party company.

Cash Used in Operating Activities

For the year ended July 31, 2024 and 2023, net cash used in operating activities was $97,890 and $39,887 respectively. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Generated from Financing Activity

For the year ended July 31, 2024 and 2023, net cash generated from financing activity was $92,029 and $24,366 respectively. The financing cash flow performance primarily reflects loan from director.

Cash Generated from Investing Activities

For the year ended July 31, 2024 and 2023, net cash generated from investing activities was $15,757 and $16,816 respectively. The investing cash flow performance primarily reflects the purchase of trademarks and net proceeds from disposal of subsidiary and plant and equipment.

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

For the year ended July 31, 2024, the Company has continuously incurred a net loss of $85,697. As of July 31, 2024, the Company suffered an accumulated deficit of $2,484,043, capital deficiency of $647,800 and negative operating cash flow of $97,890. The Company’s ability to continue as a going concern is dependent upon improving the profitability and the continuing financial support from its shareholders and director. Management believes the existing shareholders, director or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

Translation of amounts from RMB, TWD and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended July 31,
	2024	2023

Year-end RMB : US$1 exchange rate	7.2511	7.136
Year-average RMB : US$1 exchange rate	7.2198	6.989
Year-end HK$ : US$1 exchange rate	7.8116	7.799
Year-average HK$ : US$1 exchange rate	7.8187	7.835
Year-end TWD : US$1 exchange rate	32.707	31.461
Year-average TWD : US$1 exchange rate	31.931	30.805

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

As of July 31, 2024, the management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the management concluded that during the year covered by this Report, internal controls and procedures overall were not effective. This was due to the deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of July 31, 2024.

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

As a result of the material weaknesses described above, the management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2024 based on the criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2024.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Niu Yen-Yen	51	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year July 31, 2024, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Niu Yen Yen, Chief Executive Officer, Chief Financial Officer,	For the year ended July 31, 2024	-	-	-	-	-	-	-	-
President, Secretary, Treasurer, Director	For the year ended July 31, 2023	-	-	-	-	-	-	-	-

Hsieh Chang- Chung,	For the year ended July 31, 2024	-	-	-	-	-	-	-	-
Chief Financial Officer (1)	For the year ended July 31, 2023	8,100	-	-	-	-	-	-	8,100

(1)	On November 1, 2022, Mr. Hsieh Chang-Chung resigned as Chief Financial Officer of the Company.

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

Employment Agreements

As of the date of the filing of this Form 10-K, we have no written employment agreements with our officers and directors. Compensation was determined after discussion about expected time commitments, remuneration paid by comparable organizations and the flexibility provided to the Company by not having extended terms and other terms typical of employment agreements. We have no plans or packages providing for compensation of officers after resignation or retirement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 31, 2024, the Company has 59,434,838 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of July 31, 2024 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Niu Yen-Yen, Chief Executive Officer and Chief Financial Officer, (“Principal Executive Officer”, Principal Financial Officer” and “Principal Accounting Officer”), President, Secretary, Treasurer and Director	11,514,970	19.37%	19.37%
Server Int’l Co., Ltd[1]	10,600,000	17.84%	17.84%
All of executive officers and director as a group	22,114,970	37.21%	37.21%

5% or greater shareholders (excluding officers/directors)
Chen Shu-Jen	5,078,688	8.55%	8.55%

1Server Int’l Co., Ltd is owned and controlled entirely by our Chief Executive Officer cum Chief Financial Officer, Ms. Niu Yen-Yen.

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

During the year ended July 31, 2024 and July 31, 2023, the Company incurred $14,700 and $16,080 to Asia UBS Global Limited for professional services.

Related Party Transactions

Related party transactions as of July 31, 2024 and 2023 are as per table below:

	Year ended July 31, 2024	Year ended July 31, 2023
	(Audited)	(Audited)
Professional fee paid:
- Related party A	$14,700	$16,080

Consultation fee paid:
- Related party B	$-	$8,100

Total	$14,700	$24,180

Related party A is the fellow subsidiaries of a corporate shareholder of the Company. Related party B is one of the shareholders of the Company.

For the year ended July 31, 2024, the Company incurred professional fees of $14,700 due to related party A. Related party B is consultant of the Company and has provided consultancy service for business operation.

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

	Year ended July 31, 2024	Year ended July 31, 2023
Audit fees	$15,000	$15,000
Audit related fees	10,500	10,500
Tax fees	-	-
All other fees	-	-
Total	$25,500	$25,500

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of Vanguard Green Investment Limited and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

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

VANGUARD GREEN INVESTMENT LIMITED.
(Name of Registrant)

Date: November 12, 2024	By:	/s/ NIU YEN YEN
	Title:	Chief Executive Officer, Chief Financial Officer
President, Director, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Vanguard Green Investment Limited

(Formerly known as MU Global Holding Limited)

Rm. 5, 7F., No. 296, Sec. 4,

Xinyi Rd., Da’an Dist.,

Taipei City 106427,

Taiwan (R.O.C.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vanguard Green Investment Limited and subsidiaries (the ‘Company’) as of July 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, statements of changes in stockholders’ equity, and statements of cash flows for each of the two years in the year ended of July 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the year ended July 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, for the financial year ended July 31, 2024, the Company has continuously incurred a net loss of $85,697. As of July 31,2024, the Company suffered an accumulated deficit of $2,484,043, capital deficiency of $647,800 and negative operating cash flows of $97,890. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impairment of property, plant and equipment and intangible assets

The Company has fully impaired its property, plant and equipment and intangible assets since July 31, 2022. During the financial year ended July 31, 2024, the additional intangible assets amounting to USD2,466 was fully impaired.

The Company carries out an impairment test by comparing the recoverable amount of cash generating unit (“CGU”) based on value in use method and the carrying amounts.

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
Kuala Lumpur, Malaysia
November 12, 2024

VANGUARD GREEN INVESTMENT LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2024 and 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of July 31,
	2024	2023
ASSETS
NON-CURRENT ASSETS
Property, plant and equipment	$-	$-
Leased asset – Right of use	-	6,407

	-	6,407

INTANGIBLE ASSET
Patent and trademark	$-	$-

	-	6,407

CURRENT ASSETS
Cash and cash equivalents	12,052	4,425
Inventories	-	1,333
Prepayments and deposits	$4,950	$9,264
Amount due from related party	-	2,112

Total current assets	17,002	17,134

TOTAL ASSETS	$17,002	$23,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
NON-CURRENT LIABILITIES
Leased liabilities	$-	$976
Loan from director	114,071	110,985
Loan from third party	131,835	95,988

	$245,906	$207,949
CURRENT LIABILITIES
Other payables and accrued liabilities	57,764	65,454
Amount due to related party	96,513	93,176
Deposit from franchisees	1,785	27,774
Deposit from customers	-	37,135
Loan from director	262,834	170,805
Leased liabilities	-	5,223

Total current liabilities	418,896	399,567

TOTAL LIABILITIES	$664,802	$607,516

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 59,434,838 shares issued and outstanding as of July 31, 2024 and July 31, 2023 respectively	5,943	5,943
Additional paid-in capital	1,830,300	1,831,111
Foreign currency adjustment	-	36,979
Accumulated deficit	(2,484,043)	(2,458,008)

Total stockholders’ deficit	(647,800)	(583,975)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,002	$23,541

See accompanying notes to consolidated financial statements.

VANGUARD GREEN INVESTMENT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended July 31, 2024	For the year ended July 31, 2023 (Restated)
REVENUE	$-	$120,938

COST OF REVENUE	-	(108,844)

GROSS PROFIT	-	12,094

OTHER INCOME	19,944	14,038

SELLING AND MARKETING EXPENSES	-	(200)

GENERAL AND ADMINISTRATIVE EXPENSES	(105,641)	(67,819)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(85,697)	$(41,887)

INCOME TAXES PROVISION	-	-

NET LOSS FROM CONTINUING OPERATIONS	(85,697)	(41,887)

NET GAIN/(LOSS) FROM DISCONTINUED OPERATIONS
Gain from disposal of subsidiary	64,050	-
Loss from discontinued operations, net of tax	(4,388)	(26,940)

NET LOSS	(26,035)	(68,827)

Other comprehensive loss:
- Foreign exchange translation (loss)/gain	(36,979)	17,405

TOTAL COMPREHENSIVE LOSS	$(63,014)	$(51,422)

Net loss per share - Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - Basic and diluted	59,434,838	59,434,838

See accompanying notes to consolidated financial statements.

VANGUARD GREEN INVESTMENT LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON SHARES		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of Shares	Amount
Balance as of July 31, 2022	59,434,838	$5,943	$1,830,300	$19,574	$(2,389,181)	$(533,364)
Net loss for the year	-	-	-	-	(41,887)	(41,887)
Loss from discontinued operations	-	-	-	-	(26,940)	(26,940)
Foreign currency translation adjustment	-	-	811	17,405	-	18,216

Balance as of July 31, 2023	59,434,838	$5,943	$1,831,111	$36,979	$(2,458,008)	$(583,975)
Net loss for the year	-	-	-	-	(85,697)	(85,697)
Loss from discontinued operations	-	-	-	-	(4,388)	(4,388)
Foreign currency translation adjustment	-	-	(811)	(36,979)	-	(37,790)
Gain from disposal of subsidiary	-	-	-	-	64,050	64,050

Balance as of July 31, 2024	59,434,838	$5,943	$1,830,300	$-	$(2,484,043)	$(647,800)

See accompanying notes to consolidated financial statements

VANGUARD GREEN INVESTMENT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended July 31, 2024	For the year ended July 31, 2023 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(85,697)	$(41,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of fixed assets	(1,051)	(2,780)
Bad debts written-off	5,302	-
Gain on discounting of long-term loan	(16,927)	-
Gain on disposal of property, plant and equipment	(3,012)	(14,035)
Changes in operating assets and liabilities:
Prepayments and deposits	2,466	(667)
Amount due from related parties	5,449	9,182
Other payables and accrued liabilities	(4,420)	2,200
Amount due to related parties	-	8,100
Net cash used in operating activities	$(97,890)	$(39,887)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed on disposal of property, plant and equipment	$6,529	$20,400
Disposal of a subsidiary, net of cash disposed	11,694	-
Purchase of trademark	(2,466)	(3,584)
Net cash generated from investing activities	$15,757	$16,816

CASH FLOWS FROM FINANCING ACTIVITY:
Loan from director	$92,029	$24,366
Net cash generated from financing activity	$92,029	$24,366

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities of discontinued operations	$(76,476)	$(23,630)
Investing activities of discontinued operations	37,366	114
Financing activities of discontinued operations	36,890	21,844
Net cash used in discontinued operations	$(2,220)	$(1,672)

Effect of foreign exchange translation	(49)	1,893

Net change in cash and cash equivalents	7,627	1,516

Cash and cash equivalents, beginning of year	$4,425	$2,909

Cash and cash equivalents, end of year	$12,052	$4,425

See accompanying notes to consolidated financial statements.

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

Vanguard Green Investment Limited is organized as a Nevada limited liability company, incorporated on June 4, 2018. For purposes of consolidated financial statement presentation, Vanguard Green Investment Limited and its subsidiary are herein referred to as “the Company” or “we”. The Company business of which planned principal operations are to provide wellness and beauty services to customers via Company owned outlets, franchised outlets or distribution of our product to third party wellness and beauty salon.

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

Full disposition of MU Global Health Management (Shanghai) Limited was completed on July 30, 2024 for consideration of $11,975.00.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended July 31, 2024, the Company incurred a net loss of $85,697, as of that date, the Company’s current liabilities exceeded its current assets by $401,894, had an accumulated deficit of $2,484,043, capital deficiency of $647,800 and net operating cash flows of $97,890 which raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held
1.	MU Worldwide Group Limited	Seychelles, June 7, 2018	100 shares of ordinary share of US$1 each	Investment holding	100%
2.	MU Global Holding Limited	Hong Kong, January 30, 2018	1 share of ordinary share of HK$1 each	Providing SPA and wellness service in Hong Kong	100%
3.	MU Global Health Management (Shanghai) Limited[1]	Shanghai, August 16, 2018	RMB 7,405,866	Providing SPA and wellness service in China	100%

[1]	Full disposition of MU Global Health Management (Shanghai) Limited was completed on July 30, 2024.

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Business Overview

Vanguard is a beauty and wellness company, providing SPA and wellness service and also SPA related products to the customers. The services provided are designed to improve the overall health system and body function.

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

Full disposition of MU Global Health Management (Shanghai) Limited was completed on July 30, 2024 for consideration of $11,975.00.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated upon consolidation.

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

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

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

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

For the year ended July 31, 2024, the Company has continuously incurred a net loss of $85,697. As of July 31, 2024, the Company suffered an accumulated deficit of $2,484,043, capital deficiency of $647,800 and negative operating cash flows of $97,890. The Company’s ability to continue as a going concern is dependent upon improving the profitability and the continuing financial support from its shareholders and director. Management believes the existing shareholders, director or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

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

Translation of amounts from RMB, TWD and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended July 31,
	2024	2023
Year-end RMB : US$1 exchange rate	7.2511	7.136
Year-average RMB : US$1 exchange rate	7.2198	6.989
Year-end HK$ : US$1 exchange rate	7.8116	7.799
Year-average HK$ : US$1 exchange rate	7.8187	7.835
Year-end TWD : US$1 exchange rate	32.707	31.461
Year-average TWD : US$1 exchange rate	31.931	30.805

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

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

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

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

As of July 31, 2024 and 2023, the Company has an issued and outstanding common share of 59,434,838.

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. DISPOSAL OF A SUBSIDIARY

On July 30, 2024, the Company entered into certain share purchase agreement (the “Disposition SPA”) by and among Xie Ling (the “Purchaser”), MU Global Health Management (Shanghai) Limited (the “Subsidiary”) and MU Global Holding Limited (the “Seller”). Pursuant to the Disposition SPA, the Purchaser agreed to purchase the Subsidiary, in exchange for consideration of $11,975.00 (the “Purchase Price”). The Company’s board of directors (the “Board”) approved the transaction contemplated by the Disposition SPA (the “Disposition”). The Disposition closed on July 30, 2024 when all closing conditions were satisfied, including the payment of the Purchase Price, and all consents or approval required to be obtained from or made with any governmental authorities. Upon the closing of the Disposition, the Purchaser became the sole shareholder of the Subsidiary and as a result, assumed all assets and some liabilities of the Subsidiary.

Beginning on July 30, 2024, the Company historical financial results for periods prior to the above transactions have been reflected in statement of income, retrospectively, as disposal of a subsidiary and discontinued operations. Additionally, the related assets and liabilities associated with the disposal of subsidiary in the prior year balance sheet are written off.

During the period ended July 31, 2024, the Company recorded a gain from the disposal of a subsidiary amounted $64,050 and a loss from the discontinued operations amounted $4,388.

The following table summarizes the assets and liabilities of the disposal of a subsidiary included in the consolidated balance sheet indicated:

Prepayments and deposits	$483
Inventories	1,312
Cash and cash equivalents	281
Other payables and accrued liabilities	(3,445)
Amount due to related party	(1,726)
Deposit from franchisees	(22,764)
Other payable	(37,584)
Loan from director	(114,071)
Loan from third party	(131,835)
Net liabilities of the subsidiary	(309,349)
Accumulated other comprehensive income	(43,142)
Assumption of liabilities	300,416
Consideration	(11,975)
Gain from disposal of subsidiary	$64,050

The following table summarizes the operating results of the discontinued operation for the period indicated:

	As of July 31, 2024	As of July 31, 2023
Revenue	$342	$25,314
Cost of revenue	-	(14,244)
Gross profit	342	11,070
Other income	47,705	58,813
Selling and marketing expenses	(1,197)	(1,331)
General and administrative expenses	(51,238)	(95,492)
Loss before income taxes	(4,388)	(26,940)
Income taxes provision	-	-
Loss from discontinued operations	$(4,388)	$(26,940)

5. PROPERTY, PLANT AND EQUIPMENT

	As of July 31, 2024	As of July 31, 2023
	(Audited)	(Audited)
Computer hardware and software	$-	$129,301
Office equipment	28,862	120,569
Leasable equipment[1]	37,384	216,378
Outlet design fee and equipment	-	16,763
Application development fee	-	37,413
Total	66,246	520,424
Accumulated depreciation[2]	(25,014)	(395,140)
Impairment	(41,232)	(143,182)
Foreign currency translation adjustment	-	17,898
Property, plant and equipment, net	$-	-

[1]	For the year ended July 31, 2024, $4,307 of leasable equipment was disposed.

[2]	Depreciation expense for the year ended July 31, 2024 and July 31, 2023 was $0 and $0 respectively.

Upon disposal of MU Global Health Management (Shanghai) Limited (the “Subsidiary”) completed on July 30, 2024, property, plant and equipment held under the Subsidiary were excluded from the consolidated balance sheet as of July 31, 2024.

DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT

	As of July 31, 2024 (Audited)	As of July 31, 2023 (Restated)
Proceed from disposal of property, plant and equipment	$6,529	$20,400
Disposal of equipment impaired at net book value	(3,517)	(6,365)
Total gain on disposal	$3,012	$14,035

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6. LEASE

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

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$12,048
Less: Imputed interest	(467)
Initial recognition	$11,581
Less: Remeasurement of existing lease	(843)
Balance	$10,738

As of July 31, 2024 and July 31, 2023 operating lease right of use asset as follow:

	As of July 31, 2024 (Audited)	As of July 31, 2023 (Audited)
Balance	6,407	6,267
Less: Termination of lease	(2,107)	-
Add: New operating lease liability	-	5,223
Foreign exchange translation loss	(365)	(246)
Amortization	(3,935)	(4,837)
Balance end of the year	$-	$6,407

As of July 31, 2024 and July 31, 2023 operating lease liability as follow:

	As of July 31, 2024 (Audited)	As of July 31, 2023 (Audited)
As of August 1	$6,199	$6,559
Less: Termination of lease	(2,107)	-
Add: New operating lease liability	-	5,223
Less: Gross repayment	(4,363)	(5,509)
Add: Imputed interest	150	176
Foreign exchange translation loss	121	(250)
Balance end of the year	$-	$6,199

For the year ended July 31, 2024, the amortization of the operating lease right of use asset was $3,935 while for year ended July 31, 2023, the amortization of the operating lease right of use asset was $4,837.

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Maturities of operating lease obligation as follow:

Year ending
July 31, 2024 (12 months)	-
Total	$-

Other information:

	Year ended	Year ended
	July 31, 2024	July 31, 2023
	(Audited)	(Audited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$3,861	$5,395
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$6,407
Remaining lease term for operating lease (years)	-	1.25
Weighted average discount rate for operating lease	4.35%	4.35%

Lease expenses were $150 and $176 during the year ended July 31, 2024 and July 31, 2023 respectively.

7. PATENT AND TRADEMARK

	As of	As of
	July 31, 2024	July 31, 2023
	(Audited)	(Audited)
Patent and trademark[1]	$35,285	$35,988
Accumulated amortization	(6,240)	(6,986)
Impairment	(29,045)	(28,976)
Foreign currency translation adjustment	-	(26)
Trademark, net	$-	$-

[1]	The trademarks are held under the Company’s subsidiaries in Hong Kong and Shanghai, China.

Upon disposal of MU Global Health Management (Shanghai) Limited (the “Subsidiary”) completed on July 30, 2024, patent and trademark held under the Subsidiary were excluded from the consolidated balance sheet as of July 31, 2024.

Amortization expense for the year ended July 31, 2024 and July 31, 2023 was $0 and $0 respectively.

8. PREPAYMENTS AND DEPOSITS

	As of	As of
	July 31, 2024	July 31, 2023
	(Audited)	(Audited)
Prepayments	$3,150	$4,017
Deposits	1,800	5,247
Total prepayments and deposits	$4,950	$9,264

9. AMOUNT DUE FROM RELATED PARTY

	As of	As of
	July 31, 2024	July 31, 2023
	(Audited)	(Audited)
Tien Mu International Co., Ltd[1]	$-	$2,112
Total amount due from related party	$-	$2,112

[1]	Tien Mu International Co., Ltd is owned by Ms. Niu Yen-Yen, the Director and Chief Executive Officer of the Company. Tien Mu International Co., Ltd is an operating agent of the Company’s operation in Taiwan, which collects deposits from franchisees on behalf of the Company.

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. INVENTORIES

	As of	As of
	July 31, 2024	July 31, 2023
	(Audited)	(Audited)
Finished goods, at cost	$-	$1,333
Total inventories	$-	$1,333

11. LOAN FROM THIRD PARTY

	As of July 31, 2024	As of July 31, 2023
	(Audited)	(Audited)
Shang Hai Shi Ba Enterprise Management Centre	$131,835	$95,988
Total loan from third party	$131,835	$95,988

As of July 31, 2024, loan from third party amounted to $131,835 was assumed from the liability of discontinued operations.

The loan is unsecured, interest-free and repayable in year 2024 and year 2025. It is further extended to repayment in year 2026 with a loan agreement entered on August 2, 2023.

12. LOAN FROM DIRECTOR

	As of July 31, 2024	As of July 31, 2023
	(Audited)	(Audited)
Current	$262,834	$170,805
Non-current	114,071	110,985
Total loan from director	$376,905	$281,790

Current portion of the loan provided by director Niu Yen-Yen is unsecured, interest-free and repayable upon demand.

As of July 31, 2024, long-term loan provided by director Niu Yen-Yen, amounted to $ 114,071 was assumed from the liability of discontinued operations. It is unsecured, interest-free and repayable in year 2024, for working capital purpose. The long-term loan is further extended to repayment in year 2026 with a loan agreement entered on August 2, 2023.

13. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of	As of
	July 31, 2024	July 31, 2023
	(Audited)	(Audited)
Other payables	$37,584	$40,854
Accrued audit fees	15,000	15,000
Accrued professional fees	5,180	9,600
Total other payables and accrued liabilities	$57,764	$65,454

As of July 31, 2024, other payables include loan amounted to $ 37,584 assumed from the liability of discontinued operations.

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. AMOUNT DUE TO RELATED PARTY

	As of July 31, 2024	As of July 31, 2023
	(Audited)	(Audited)
Hsieh, Chang-Chung[1]	93,176	93,176
Tien Mu International Co., Ltd[2]	3,337	-
	$96,513	$93,176

[1]	Hsieh, Chang-Chung was the Chief Financial Officer (“Principal Financial Officer”, “Principal Accounting Officer”) of the Company, and the amount represents the salary expense accrued. On November 1, 2022, Mr. Hsieh resigned as Chief Financial Officer of the Company.

[2]	Tien Mu International Co., Ltd is owned by Ms. Niu Yen-Yen, the Director and Chief Executive Officer of the Company. The amount due represents general and administrative expenses paid on behalf by the related party.

The amounts due to related party are unsecured, interest-free with no fixed repayment term and for working capital purpose.

15. INCOME TAXES

For the year ended July 31, 2024 and July 31, 2023, the local (United States) and foreign components of (loss)/profit before income taxes were comprised of the following:

	Year ended July 31, 2024	Year ended July 31, 2023
	(Audited)	(Restated)
Tax jurisdictions from:
- Local	$(78,325)	$(53,650)
- Foreign, representing
Seychelles	(1,600)	(1,600)
Hong Kong	(5,772)	13,363
People’s Republic of China (“PRC”)	-	-
Loss before income tax	$(85,697)	$(41,887)

The provision for income taxes from consisted of the following:

	Year ended July 31, 2024	Year ended July 31, 2023
	(Audited)	(Audited)
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States, Seychelles, Hong Kong, and PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of July 31, 2024, the operations in the United States of America incurred $571,559 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $457,247 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

Shanghai

MU Global Health Management (Shanghai) Limited operates in the PRC and is subjected to the Corporate Income Tax governed by the Income Tax Law of the PRC with a unified statutory income tax rate of 25%

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. CONCENTRATIONS OF RISKS

(a) Major customers

For the year ended July 31, 2024 and 2023, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at year end are presented as follows:

	2024	2023	2024	2023	2024	2023
	Revenues		Percentage of revenues		Accounts receivable, trade
	(Audited)		(Audited)		(Audited)

Customer A	$-	$120,938	-%	83%	-	-
Customer B	-	17,171	-%	12%	-	-
	$-	$138,109	-%	95%	$-	$-

(b) Major suppliers

For the year ended July 31, 2024 and 2023, the vendors who accounted for 10% or more of the Company’s purchase and its accounts payable balances at year end are presented as follows:

	2024	2023	2024	2023	2024	2023
	Purchases		Percentage of purchases		Accounts payable, trade
	(Audited)		(Audited)		(Audited)

Vendor A	$-	$108,844	-%	100%	$-	$-
	$-	$108,844	-%	100%	$-	$-

(c) Major suppliers for property, plant and equipment

For the years ended July 31, 2024 and July 31, 2023, the Company did not purchase property, plant and equipment.

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

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. RELATED PARTY TRANSACTIONS

For the year ended July 31, 2024 and 2023, the Company has following transactions with related parties:

	Year ended July 31, 2024	Year ended July 31, 2023
	(Audited)	(Audited)
Professional fee paid:
- Related party A	$14,700	$16,080

Consultation fee paid:
- Related party B	$-	$8,100

Total	$14,700	$24,180

Related party A is the fellow subsidiaries of a corporate shareholder of the Company. Related party B is the shareholder of the Company.

For the year ended July 31, 2024, the Company incurred professional fees of $14,700 due to related party A. Related party B is consultant of the Company and has provided consultancy service for business operation.

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

The Company had no inter-segment sales for the years presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the year ended July 31, 2024
	Nevada	Seychelles	Hong Kong	Total

Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Other income	16,929	-	3,015	19,944
Selling and marketing expenses	-	-	-	-
General and administrative expenses	(95,254)	(1,600)	(8,787)	(105,641)
Net loss before taxation	(78,325)	(1,600)	(5,772)	(85,697)

Total assets	$3,150	$1	$13,851	$17,002

	For the year ended July 31, 2023 (Restated)
	Nevada	Seychelles	Hong Kong	China	Total

Revenue	$-	$-	$120,938	$-	$120,938
Cost of revenue	-	-	(108,844)	-	(108,844)
Other income	-	-	14,038	-	14,038
Selling and marketing expenses	-	-	(200)	-	(200)
General and administrative expenses	(53,650)	(1,600)	(12,569)	-	(67,819)
Net (loss)/profit before taxation	(53,650)	(1,600)	13,363	-	(41,887)

Total assets	$3,150	$1	$8,254	$12,136	$23,541

19. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of July 31, 2024, and events which occurred subsequently but were not recognized in the financial statements. During the year, there was no subsequent event that required recognition or disclosure.

