Form 10-Q
period 2024-10-31
Vanguard Green Investment Ltd
filed 2024-12-11
CIK 1746119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 31, 2024

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2024
Common Stock, $0.0001 par value	59,434,838

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of October 31, 2024 (unaudited) and July 31, 2024 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended October 31, 2024 (unaudited) and October 31, 2023 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended October 31, 2024 (unaudited) and 2023 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2024 (unaudited) and October 31, 2023 (unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements	F-6 - F-15
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-5
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES	6
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	7
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	7
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	7
ITEM 4	MINE SAFETY DISCLOSURES	7
ITEM 5	OTHER INFORMATION	7
ITEM 6	EXHIBITS	8
	SIGNATURES	9

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

VANGUARD GREEN INVESTMENT LIMITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of October 31, 2024 (unaudited) and July 31, 2024 (audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended October 31, 2024 (unaudited) and October 31, 2023 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended October 31, 2024 (unaudited) and 2023 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2024 (unaudited) and October 31, 2023 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements	F-6-F-15

VANGUARD GREEN INVESTMENT LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2024 AND JULY 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	October 31, 2024	July 31, 2024
	Unaudited	Audited
ASSETS
NON-CURRENT ASSET
Property, plant and equipment	$-	$-

INTANGIBLE ASSET
Patent and trademark	$-	$-

Total non-current assets	-	-

CURRENT ASSETS
Cash and cash equivalents	$12,017	$12,052
Prepayment and deposit	3,900	4,950

Total current assets	15,917	17,002

TOTAL ASSETS	$15,917	$17,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT
NON-CURRENT LIABILITIES
Loan from director	$117,479	$114,071
Loan from third party	135,775	131,835

Total non-current liabilities	$253,254	$245,906

CURRENT LIABILITIES
Other payables and accrued liabilities	$64,289	$57,764
Amount due to related parties	96,513	96,513
Deposit from franchisees	1,785	1,785
Loan from director	263,561	262,834

Total current liabilities	426,148	418,896

TOTAL LIABILITIES	$679,402	$664,802

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 59,434,838 shares issued and outstanding as of October 31, 2024 and July 31, 2024 respectively	5,943	5,943
Additional paid-in capital	1,830,300	1,830,300
Accumulated deficit	(2,499,728)	(2,484,043)

Total stockholders’ deficit	(663,485)	(647,800)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,917	$17,002

See accompanying notes to condensed consolidated financial statements.

VANGUARD GREEN INVESTMENT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024 and 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	Three months ended October 31,
	2024	2023 (Restated)
REVENUE	$-	$-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

OTHER INCOME	3	3,013

SELLING AND MARKETING EXPENSES	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(15,688)	(13,425)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(15,685)	(10,412)

INCOME TAXES PROVISION	-	-

NET LOSS FROM CONTINUING OPERATIONS	(15,685)	(10,412)
NET LOSS FROM DISCONTINUED OPERATIONS
Loss from discontinued operations, net of tax	-	(14,840)

NET LOSS	(15,685)	(25,252)

Other comprehensive loss:
- Foreign currency translation gain	-	6,445

TOTAL COMPREHENSIVE LOSS	$(15,685)	$(18,807)

Net loss per share- Basic and diluted	(0.01)	(0.01)

Weighted average number of common shares outstanding – Basic and diluted	59,434,838	59,434,838

See accompanying notes to condensed consolidated financial statements.

VANGUARD GREEN INVESTMENT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THREE MONTHS ENDED OCTOBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Three months ended October 31, 2024
	Common Stock		Additional	Accumulated Other
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total Equity
Balance as of August 1, 2024	59,434,838	$5,943	$1,830,300	$-	$(2,484,043)	$(647,800)
Net loss for the period	-	-	-	-	(15,685)	(15,685)
Balance as of October 31, 2024	59,434,838	$5,943	$1,830,300	$-	$(2,499,728)	$(663,485)

Three months ended October 31, 2023
	Common Stock		Additional	Accumulated Other
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total Equity
Balance as of August 1, 2023	59,434,838	$5,943	$1,830,300	$37,790	$(2,458,008)	$(583,975)
Net loss for the period	-	-	-	-	(10,412)	(10,412)
Loss from discontinued operations					(14,840)	(14,840)
Foreign currency translation adjustment	-	-	-	6,445	-	6,445
Balance as of October 31, 2023	59,434,838	$5,943	$1,830,300	$44,235	$(2,483,260)	$(602,782)

See accompanying notes to condensed consolidated financial statements.

VANGUARD GREEN INVESTMENT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	Three months ended October 31
	2024	2023 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(15,685)	$(10,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment	-	(1,051)
Unrealized foreign exchange loss	5,313	-
Interest expense	2,740	-
Gain on disposal of property, plant and equipment	-	(3,012)
Changes in operating assets and liabilities:
Prepayment and deposit	1,050	3,516
Other payables and accrued liabilities	5,820	(13,600)
Amount due from related party	-	5,448
Net cash used in operating activities	$(762)	$(19,111)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of patent and trademark	-	(2,466)
Proceed on disposal of property, plant and equipment	-	6,529
Net cash generated from investing activities	$-	$4,063

CASH FLOWS FROM FINANCING ACTIVITY
Loan from director	$727	$14,034
Net cash generated from financing activity	$727	$14,034

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities of discontinued operations	$-	$(12,183)
Financing activities of discontinued operations	-	11,388
Net cash used in discontinued operations	$-	$(795)

Effect of exchange rate changes on cash and cash equivalents	-	19

Net change in cash and cash equivalents	(35)	(1,790)

Cash and cash equivalents, beginning of period	12,052	4,425
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,017	$2,635

See accompanying notes to condensed consolidated financial statements.

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

Vanguard Green Investment Limited is organized as a Nevada limited liability company, incorporated on June 4, 2018. For purposes of consolidated financial statement presentation, Vanguard Green Investment Limited and its subsidiaries are herein referred to as “the Company” or “we”. The Company business of which planned principal operations are to provide wellness and beauty services to customers via Company owned outlets, franchised outlets or distribution of our product to third party wellness and beauty salon.

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

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended October 31, 2024, and 2023, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended October 31, 2024, are not necessarily indicative of the results that may be expected for the year ending July 31, 2025. The Condensed Consolidated Balance Sheets information as of October 31, 2024, was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended July 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on November 12, 2024. These financial statements should be read in conjunction with that report.

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

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024

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

For the period ended October 31, 2024, the Company incurred a net loss of $15,685. As of October 31, 2024, the Company suffered an accumulated deficit of $2,499,728, capital deficiency of $663,485 and negative operating cash flows of $762. The Company’s ability to continue as a going concern is dependent upon improving the profitability and the continuing financial support from its shareholders and director. Management believes the existing shareholders, director or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024

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

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended October 31
	2024	2023
Period-end RMB : US$1 exchange rate	7.12	7.29
Period-average RMB : US$1 exchange rate	7.10	7.26
Period-end HK$ : US$1 exchange rate	7.77	7.82
Period-average HK$ : US$1 exchange rate	7.79	7.83
Period-end TWD : US$1 exchange rate	31.95	32.49
Period-average TWD : US$1 exchange rate	32.10	32.04

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

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024

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

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this ASU may have on its unaudited condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024.

Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its unaudited condensed consolidated financial statements and related disclosures.

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of October 31, 2024 are summarized below:

	As of October 31, 2024	As of July 31, 2024
	(Unaudited)	(Audited)

Office equipment	$28,862	$28,862
Leasable equipment	37,384	37,384
Total	66,246	66,246
Accumulated depreciation[1]	$(25,014)	$(25,014)
Impairment	(41,232)	(41,232)
Property, plant and equipment, net	$-	$-

[1]	For the period ended October 31, 2024 and October 31, 2023, depreciation expense was $0 and $0 respectively.

DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT

	As of October 31, 2024	As of July 31, 2024
	(Unaudited)	(Audited)
Proceed from disposal of property, plant and equipment	$-	$6,529
Disposal of equipment impaired at net book value	-	(3,517)
Total gain on disposal	$-	$3,012

4. PATENT AND TRADEMARK

	As of	As of
	October 31, 2024	July 31, 2024
	(Unaudited)	(Audited)
Patent and trademark[1]	$35,285	$35,285
Accumulated amortization	(6,240)	(6,240)
Impairment	(29,045)	(29,045)
Patent and trademark, net	$-	$-

[1]	The patents and trademarks are held under the Company’s subsidiary in Hong Kong.

Amortization were $0 and $0 for the period ended October 31, 2024 and October 31, 2023 respectively.

5. PREPAYMENT AND DEPOSIT

	As of October 31, 2024	As of July 31, 2024
	(Unaudited)	(Audited)
Prepayment	$2,100	$3,150
Deposit	1,800	1,800
Total prepayment and deposit	$3,900	$4,950

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

6. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of October 31, 2024	As of July 31, 2024
	(Unaudited)	(Audited)
Other payables	$38,289	$37,584
Accrued audit fees	15,000	15,000
Accrued professional fees	11,000	5,180
Total other payables and accrued liabilities	$64,289	$57,764

7. AMOUNT DUE TO RELATED PARTIES

	As of October 31, 2024	As of July 31, 2024
	(Unaudited)	(Audited)
Hsieh, Chang-Chung[1]	$93,176	$93,176
Tien Mu International Co., Ltd[2]	3,337	3,337
	$96,513	$96,513

1	Hsieh, Chang-Chung, one of the current shareholders of the Company, served as Chief Financial Officer (“Principal Financial Officer”, “Principal Accounting Officer”) of the Company during the period from June 5, 2018 to October 31, 2022. The amount due represents salary expenses accrued to Mr. Hsieh. He resigned as Chief Financial Officer of the Company with effective from November 1, 2022.

2	Tien Mu International Co., Ltd is owned by Ms. Niu Yen-Yen, the Director and Chief Executive Officer of the Company. The amount due represents general and administrative expenses paid on behalf by the related party.

The amount due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

8. LOAN FROM THIRD PARTY

	As of October 31, 2024	As of July 31, 2024
	(Unaudited)	(Audited)
Shang Hai Shi Ba Enterprise Management Centre	$135,775	$131,835
Total loan from third party	$135,775	$131,835

The loan is unsecured, interest-free and repayable in year 2024 and year 2025. The loan is further extended to repayment in year 2026 with a loan agreement entered on August 2, 2023.

9. LOAN FROM DIRECTOR

	As of October 31, 2024	As of July 31, 2024
	(Unaudited)	(Audited)
Current	$263,561	$262,834
Non-current	117,479	114,071
Total loan from Director	$381,040	$376,905

Current portion of the loan provided by director Niu Yen-Yen is unsecured, interest-free and repayable upon demand.

The long-term loan provided by director Niu Yen-Yen is unsecured, interest-free and repayable in year 2024, for working capital purpose. The long-term loan is further extended to repayment in year 2026 with a loan agreement entered on August 2, 2023.

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. INCOME TAXES

For the three months ended October 31, 2024 and October 31, 2023, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	Three months ended October 31
	2024	2023 (Restated)
Tax jurisdictions from:
Local	$(15,649)	$(11,949)
Foreign, representing
- Seychelles	-	-
- Hong Kong	(36)	1,537
- Shanghai	-	-
Loss before income tax	$(15,685)	$(10,412)

The provision for income taxes consisted of the following:

	For the period ended October 31, 2024	For the period ended October 31, 2023
Current:
- Local	$-	$-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Seychelles and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of October 31, 2024, the operations in the United States of America incurred $887,625 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $710,100 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024

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

From August 1, 2022 to July 31, 2023, Ms. Niu Yen-Yen had sold 610,000 shares of common stock to 5 non-US residents.

As of October 31, 2024, MU Global Holding Limited has an issued and outstanding common share of 59,434,838.

12. CONCENTRATIONS OF RISK

(a) Major customers

For the three months period ended October 31, 2024 and 2023, there is no customer who accounted for 10% or more of the Company’s revenues and its trade receivable balance at period-end.

(b) Major vendors

For the three months period ended October 31, 2024 and 2023, there is no vendor who accounted for 10% or more of the Company’s purchases and its trade payable balance at period-end.

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

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

13. RELATED PARTY TRANSACTIONS

For the period ended October 31, 2024 the Company has following transactions with related parties:

	For the period ended October 31, 2024 (Unaudited)	For the year ended July 31, 2024 (Audited)
Professional fee:
- Related party A	$2,500	$14,700

Total	$2,500	$14,700

Related party A is the fellow subsidiaries of a corporate shareholder of the Company.

For the period ended October 31, 2024, the Company incurred professional fees of $2,500 due to related party A.

14. SEGMENT INFORMATION

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

The Company had no inter-segment sales for the years presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the period ended October 31, 2024
	Nevada	Seychelles	Hong Kong	Total

Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Other income	-	-	3	3
General and administrative expenses	(15,649)	-	(39)	(15,688)
Net loss before taxation	(15,649)	-	(36)	(15,685)

Total assets	$2,100	$1	$13,816	$15,917

	For the period ended October 31, 2023 (Restated)
	Nevada	Seychelles	Hong Kong	China	Total

Revenue	$-	$-	$-	$-	$-
Cost of revenue	-	-	-	-	-
Other income	-	-	3,013	-	3,013
General and administrative expenses	(11,949)	-	(1,476)	-	(13,425)
Net (loss)/income before taxation	(11,949)	-	1,537	-	(10,412)

Total assets	$2,100	$1	$2,663	$9,956	$14,720

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of October 31, 2024, and events which occurred subsequently but were not recognized in the financial statements. During the period, there was no subsequent event that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended July 31, 2024 filed with the Securities and Exchange Commission on November 12, 2024 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Company Overview

Vanguard Green Investment Limited, the US Company, operates through its wholly owned subsidiary, MU Worldwide Group Limited, a Seychelles Company; which operates through its wholly owned subsidiary, MU Global Holding Limited, a Hong Kong Company. The US and Seychelles Companies act solely for holding purposes whereas the purpose of the Hong Kong Company is to function as the current regional hub of the Company.

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

3

Results of Operation

For the three months ended October 31, 2024 and 2023

Revenue

For the three months ended October 31, 2024 and 2023, the Company did not generate revenue.

Cost of Revenue

For the three months ended October 31, 2024 and 2023, the Company did not incur cost of revenue.

Selling and marketing expenses

For the three months ended October 31, 2024 and 2023, the Company did not incur marketing expenses.

General and administrative expenses

For the three months ended October 31, 2024 and 2023, the Company had incurred general and administrative expenses in the amount of $15,688 and $13,425 respectively. These expenses are comprised of professional fees, consultancy fee for IT and system management, office expenses.

Other Income

The Company recorded an amount of $3 and $3,013 as other income for the three months ended October 31, 2024 and 2023. This income is derived from the interest income, foreign exchange gain, gain on disposal of property, plant and equipment.

Net Loss

Our net loss for three months ended October 31, 2024 and 2023 were $15,685 and $10,412. The net loss mainly derived from the general and administrative expenses incurred.

4

Liquidity and Capital Resources

As of October 31, 2024 and 2023, we had cash and cash equivalents of $12,017 and $2,635 respectively. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the period ended October 31, 2024, the Company had met these requirements primarily from the financial support from director and third party company.

Cash Used in Operating Activities

For the three months ended October 31, 2024, net cash used in operating activities was $762 as compared to net cash used in operating activities of $19,111 for the three months ended October 31, 2023. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Generated from Financing Activity

For the three months ended October 31, 2024 and 2023, net cash generated from financing activity was $727 and $14,034 respectively. The financing cash flow performance primarily reflects loan from director.

Cash Generated from Investing Activities

For the three months ended October 31, 2024 and 2023, net cash generated from investing activities was $0 and $4,063 respectively. The investing cash flow performance primarily reflects the purchase trademark and disposal of property, plant and equipment.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of October 31, 2024.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this ASU may have on its unaudited condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024.

Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its unaudited condensed consolidated financial statements and related disclosures.

5

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of October 31, 2024, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Vanguard Green Investment Limited
(Name of Registrant)

Date: December 11, 2024	By:	/s/ NIU YEN YEN
	Title:	Chief Executive Officer, Chief Financial Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

9