Form 10-Q
period 2025-01-31
Vanguard Green Investment Ltd
filed 2025-03-11
CIK 1746119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended January 31, 2025

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

4F., No. 33, Ln. 258, Sec. 2, Jianguo N. Rd., Zhongshan Dist.,

Taipei City 104482, Taiwan (R.O.C.)

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2025
Common Stock, $0.0001 par value	59,434,838

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

VANGUARD GREEN INVESTMENT LIMITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VANGUARD GREEN INVESTMENT LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2025 AND JULY 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	January 31, 2025	July 31, 2024
	Unaudited	Audited
ASSETS
NON-CURRENT ASSET
Property, plant and equipment	$-	$-

INTANGIBLE ASSET
Patent and trademark	$-	$-

Total non-current assets	-	-

CURRENT ASSETS
Cash and cash equivalents	$200	$12,052
Prepayment and deposit	2,850	4,950

Total current assets	3,050	17,002

TOTAL ASSETS	$3,050	$17,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT
NON-CURRENT LIABILITIES
Loan from director	$76,240	$114,071
Loan from third party	57,293	131,835

Total non-current liabilities	$133,533	$245,906

CURRENT LIABILITIES
Other payables and accrued liabilities	$43,585	$57,764
Amount due to related parties	96,513	96,513
Deposit from franchisees	1,785	1,785
Loan from director	327,096	262,834
Loan from third party	77,443	-

Total current liabilities	546,422	418,896

TOTAL LIABILITIES	$679,955	$664,802

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 59,434,838 shares issued and outstanding as of January 31, 2025 and July 31, 2024 respectively	5,943	5,943
Additional paid-in capital	1,830,300	1,830,300
Accumulated deficit	(2,513,148)	(2,484,043)

Total stockholders’ deficit	(676,905)	(647,800)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,050	$17,002

See accompanying notes to condensed consolidated financial statements.

VANGUARD GREEN INVESTMENT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND MONTHS ENDED JANUARY 31, 2025 and 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	Three Months Ended January 31		Six Months Ended January 31
	2025	2024 (Restated)	2025	2024 (Restated)
REVENUE	$-	$-	$-	$-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	$-	$-	$-	$-

OTHER INCOME	40	-	43	3,013

SELLING AND MARKETING EXPENSES	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(13,460)	(10,360)	(29,148)	(23,785)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(13,420)	$(10,360)	$(29,105)	$(20,772)

INCOME TAX PROVISION	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	$(13,420)	$(10,360)	$(29,105)	$(20,772)

NET LOSS FROM DISCONTINUED OPERATIONS	-	(8,627)	-	(23,467)

NET LOSS	$(13,420)	$(18,987)	$(29,105)	$(44,239)

Other comprehensive loss:
- Foreign currency translation loss	-	(7,020)	-	(575)

TOTAL COMPREHENSIVE LOSS	$(13,420)	$(26,007)	$(29,105)	(44,814)

Net loss per share- Basic and diluted	(0.0003)	(0.0004)	(0.0005)	(0.0008)

Weighted average number of common shares outstanding - Basic and diluted	59,434,838	59,434,838	59,434,838	59,434,838

See accompanying notes to condensed consolidated financial statements.

VANGUARD GREEN INVESTMENT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR SIX MONTHS ENDED JANUARY 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Six months ended January 31, 2025
	Common Stock		Additional	Accumulated Other
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total Equity
Balance as of August 1, 2024	59,434,838	$5,943	$1,830,300	$-	$(2,484,043)	$(647,800)
Net loss for the period	-	-	-	-	(15,685)	(15,685)
Balance as of October 31, 2024	59,434,838	$5,943	$1,830,300	$-	$(2,499,728)	$(663,485)
Net loss for the period	-	-	-	-	(13,420)	(13,420)
Balance as of January 31, 2025	59,434,838	$5,943	$1,830,300	$-	$(2,513,148)	$(676,905)

Six months ended January 31, 2024
	Common Stock		Additional	Accumulated Other
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total Equity
Balance as of August 1, 2023	59,434,838	$5,943	$1,830,300	$37,790	$(2,458,008)	$(583,975)
Net loss for the period	-	-	-	-	(10,412)	(10,412)
Loss from discontinued operations	-	-	-	-	(14,840)	(14,840)
Foreign currency translation adjustment	-	-	-	6,445	-	6,445
Balance as of October 31, 2023	59,434,838	$5,943	$1,830,300	$44,235	$(2,483,260)	$(602,782)
Net loss for the period	-	-	-	-	(10,360)	(10,360)
Loss from discontinued operations	-	-	-	-	(8,627)	(8,627)
Foreign currency translation adjustment	-	-	-	(7,020)	-	(7,020)
Balance as of January 31, 2024	59,434,838	$5,943	$1,830,300	$37,215	$(2,502,247)	$(628,789)

See accompanying notes to condensed consolidated financial statements.

VANGUARD GREEN INVESTMENT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	Six months ended January 31
	2025	2024 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(29,105)	$(20,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment	-	(1,051)
Unrealized foreign exchange gain	(39)	-
Interest expense	5,450	-
Gain on disposal of property, plant and equipment	-	(3,012)
Changes in operating assets and liabilities:
Prepayment and deposit	2,100	4,566
Other payables and accrued liabilities	(14,180)	(18,600)
Amount due from related party	-	5,448
Net cash used in operating activities	$(35,774)	$(33,421)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of patent and trademark	-	(2,466)
Proceed on disposal of property, plant and equipment	-	6,529
Net cash generated from investing activities	$-	$4,063

CASH FLOWS FROM FINANCING ACTIVITY
Loan from director	$23,922	$27,634
Net cash generated from financing activity	$23,922	$27,634

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities of discontinued operations	$-	$(20,872)
Financing activities of discontinued operations	-	18,936
Net cash used in discontinued operations	$-	$(1,936)

Effect of exchange rate changes on cash and cash equivalents	-	(209)

Net change in cash and cash equivalents	(11,852)	(3,869)

Cash and cash equivalents, beginning of period	12,052	4,425
CASH AND CASH EQUIVALENTS, END OF PERIOD	$200	$556

See accompanying notes to condensed consolidated financial statements.

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2025

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the six months ended January 31, 2025, and 2024, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended January 31, 2025, are not necessarily indicative of the results that may be expected for the year ending July 31, 2025. The Condensed Consolidated Balance Sheets information as of January 31, 2025, was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended July 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on November 12, 2024. These financial statements should be read in conjunction with that report.

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

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2025

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

FOR THE SIX MONTHS ENDED JANUARY 31, 2025

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

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Going concern

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period ended January 31, 2025, the Company incurred a net loss of $29,105. As of January 31, 2025, the Company suffered an accumulated deficit of $2,513,148, capital deficiency of $676,905 and negative operating cash flows of $35,774. The Company’s ability to continue as a going concern is dependent upon improving the profitability and the continuing financial support from its shareholders and director. Management believes the existing shareholders, director or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the six months ended January 31
	2025	2024
Period-end RMB : US$1 exchange rate	7.25	7.13
Period-average RMB : US$1 exchange rate	7.18	7.21
Period-end HK$ : US$1 exchange rate	7.79	7.82
Period-average HK$ : US$1 exchange rate	7.78	7.82
Period-end TWD : US$1 exchange rate	32.86	31.18
Period-average TWD : US$1 exchange rate	32.35	31.74

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

FOR THE SIX MONTHS ENDED JANUARY 31, 2025

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

FOR THE SIX MONTHS ENDED JANUARY 31, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of January 31, 2025 are summarized below:

	As of January 31, 2025	As of July 31, 2024
	(Unaudited)	(Audited)

Office equipment	$28,862	$28,862
Leasable equipment	37,384	37,384
Total	66,246	66,246
Accumulated depreciation[1]	$(25,014)	$(25,014)
Impairment	(41,232)	(41,232)
Property, plant and equipment, net	$-	$-

[1]	For the period ended January 31, 2025 and January 31, 2024, depreciation expense was $0 and $0 respectively.

DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT

	As of January 31, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
Proceed from disposal of property, plant and equipment	$-	$6,529
Disposal of equipment impaired at net book value	-	(3,517)
Total gain on disposal	$-	$3,012

4. PATENT AND TRADEMARK

	As of	As of
	January 31, 2025	July 31, 2024
	(Unaudited)	(Audited)
Patent and trademark[1]	$35,285	$35,285
Accumulated amortization	(6,240)	(6,240)
Impairment	(29,045)	(29,045)
Patent and trademark, net	$-	$-

[1]	The patents and trademarks are held under the Company’s subsidiary in Hong Kong.

Amortization were $0 and $0 for the period ended January 31, 2025 and January 31, 2024 respectively.

5. PREPAYMENT AND DEPOSIT

	As of January 31, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
Prepayment	$1,050	$3,150
Deposit	1,800	1,800
Total prepayment and deposit	$2,850	$4,950

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

6. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of January 31, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
Other payables	$37,585	$37,584
Accrued audit fees	-	15,000
Accrued professional fees	6,000	5,180
Total other payables and accrued liabilities	$43,585	$57,764

7. AMOUNT DUE TO RELATED PARTIES

	As of January 31, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
Hsieh, Chang-Chung[1]	$93,176	$93,176
Tien Mu International Co., Ltd[2]	3,337	3,337
	$96,513	$96,513

1	Hsieh, Chang-Chung, one of the current shareholders of the Company, served as Chief Financial Officer (“Principal Financial Officer”, “Principal Accounting Officer”) of the Company during the period from June 5, 2018 to October 31, 2022. The amount due represents salary expenses accrued to Mr. Hsieh. He resigned as Chief Financial Officer of the Company with effective from November 1, 2022.

2	Tien Mu International Co., Ltd is owned by Ms. Niu Yen-Yen, the Director and Chief Executive Officer of the Company. The amount due represents general and administrative expenses paid on behalf by the related party.

The amount due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

8. LOAN FROM THIRD PARTY

	As of January 31, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
Shang Hai Shi Ba Enterprise Management Centre
Current	$77,443	$-
Non-current	57,293	131,835
Total loan from third party	$134,736	$131,835

The loan is unsecured, interest-free and repayable in year 2024 and year 2025. The loan is further extended to repayment in year 2026 with a loan agreement entered on August 2, 2023.

9. LOAN FROM DIRECTOR

	As of January 31, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
Current	$327,096	$262,834
Non-current	76,240	114,071
Total loan from Director	$403,336	$376,905

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

FOR THE SIX MONTHS ENDED JANUARY 31, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. INCOME TAXES

For the six months ended January 31, 2025 and January 31, 2024, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	Six months ended January 31
	2025	2024 (Restated)
Tax jurisdictions from:
Local	$(27,483)	$(22,144)
Foreign, representing
- Seychelles	-	-
- Hong Kong	(1,622)	1,372
- Shanghai	-	-
Loss before income tax	$(29,105)	$(20,772)

The provision for income taxes consisted of the following:

	For the period ended January 31, 2025	For the period ended January 31, 2024
Current:
- Local	$-	$-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Seychelles and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of January 31, 2025, the operations in the United States of America incurred $899,458 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $719,566 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

FOR THE SIX MONTHS ENDED JANUARY 31, 2025

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

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2025

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

From August 1, 2022 to July 31, 2023, Ms. Niu Yen-Yen had sold 610,000 shares of common stock to 5 non-US residents.

As of January 31, 2025, MU Global Holding Limited has an issued and outstanding common share of 59,434,838.

12. CONCENTRATIONS OF RISK

(a) Major customers

For the three months and six months period ended January 31, 2025 and 2024, there is no customer who accounted for 10% or more of the Company’s revenues and its trade receivable balance at period-end.

(b) Major vendors

For the three months and six months period ended January 31, 2025 and 2024, there is no vendor who accounted for 10% or more of the Company’s purchases and its trade payable balance at period-end.

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

13. RELATED PARTY TRANSACTIONS

For the period ended January 31, 2025 the Company has following transactions with related parties:

	For the period ended January 31, 2025	For the year ended July 31, 2024
	(Unaudited)	(Audited)
Professional fee:
- Related party A	$6,630	$14,700

Total	$6,630	$14,700

Related party A is the fellow subsidiaries of a corporate shareholder of the Company.

For the period ended January 31, 2025, the Company incurred professional fees of $6,630 due to related party A.

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2025

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

The Company had no inter-segment sales for the years presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the period ended January 31, 2025
	Nevada	Seychelles	Hong Kong	Total

Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Other income	39	-	4	43
General and administrative expenses	(27,522)	-	(1,626)	(29,148)
Net loss before taxation	(27,483)	-	(1,622)	(29,105)

Total assets	$1,050	$1	$1,999	$3,050

	For the period ended January 31, 2024 (Restated)
	Nevada	Seychelles	Hong Kong	China	Total

Revenue	$-	$-	$-	$-	$-
Cost of revenue	-	-	-	-	-
Other income	-	-	3,013	-	3,013
General and administrative expenses	(22,144)	-	(1,641)	-	(23,785)
Net (loss)/income before taxation	(22,144)	-	1,372	-	(20,772)

Total assets	$1,050	$1	$1,952	$7,345	$10,348

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of January 31, 2025, and events which occurred subsequently but were not recognized in the financial statements. During the period, there was no subsequent event that required recognition or disclosure.

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

Results of Operation

For the six months ended January 31, 2025 and 2024

Revenue

For the six months ended January 31, 2025 and 2024, the Company did not generate revenue.

Cost of Revenue

For the six months ended January 31, 2025 and 2024, the Company did not incur cost of revenue.

Selling and marketing expenses

For the six months ended January 31, 2025 and 2024, the Company did not incur marketing expenses.

3

General and administrative expenses

For the six months ended January 31, 2025 and 2024, the Company had incurred general and administrative expenses in the amount of $29,148 and $23,785 respectively. These expenses are comprised of professional fees, consultancy fee for IT and system management, office expenses.

Other Income

The Company recorded an amount of $43 and $3,013 as other income for the six months ended January 31, 2025 and 2024. This income is derived from the interest income, foreign exchange gain, gain on disposal of property, plant and equipment.

Net Loss

Our net loss for six months ended January 31, 2025 and 2024 were $29,105 and $20,772. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

As of January 31, 2025 and 2024, we had cash and cash equivalents of $200 and $556 respectively. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the period ended January 31, 2025, the Company had met these requirements primarily from the financial support from director and third party company.

Cash Used in Operating Activities

For the six months ended January 31, 2025, net cash used in operating activities was $35,774 as compared to net cash used in operating activities of $33,421 for the six months ended January 31, 2024. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Generated from Financing Activity

For the six months ended January 31, 2025 and 2024, net cash generated from financing activity was $23,922 and $27,634 respectively. The financing cash flow performance primarily reflects loan from director.

Cash Generated from Investing Activities

For the six months ended January 31, 2025 and 2024, net cash generated from investing activities was $0 and $4,063 respectively. The investing cash flow performance primarily reflects the purchase trademark and disposal of property, plant and equipment.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of January 31, 2025.

4

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2025. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2025, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of January 31, 2025, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

5

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

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vanguard Green Investment Limited
(Name of Registrant)

Date: March 11, 2025	By:	/s/ NIU YEN YEN
	Title:	Chief Executive Officer, Chief Financial Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

7