Form 10-Q
period 2025-04-30
Vanguard Green Investment Ltd
filed 2025-06-16
CIK 1746119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 30, 2025

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2025
Common Stock, $0.0001 par value	59,434,838

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of April 30, 2025 (unaudited) and July 31, 2024 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended April 30, 2025 (unaudited) and April 30, 2024 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended April 30, 2025 (unaudited) and 2024 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2025 (unaudited) and April 30, 2024 (unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements	F-6 - F-16
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	5
ITEM 4.	CONTROLS AND PROCEDURES	5
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	6
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	6
ITEM 4	MINE SAFETY DISCLOSURES	6
ITEM 5	OTHER INFORMATION	6
ITEM 6	EXHIBITS	6
	SIGNATURES	7

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

VANGUARD GREEN INVESTMENT LIMITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of April 30, 2025 (unaudited) and July 31, 2024 (audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended April 30, 2025 (unaudited) and April 30, 2024 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended April 30, 2025 (unaudited) and 2024 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2025 (unaudited) and April 30, 2024 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements	F-6 - F-16

VANGUARD GREEN INVESTMENT LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2025 AND JULY 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	April 30, 2025	July 31, 2024
	Unaudited	Audited
ASSETS
NON-CURRENT ASSET
Property, plant and equipment	$-	$-

INTANGIBLE ASSET
Patent and trademark	$-	$-

Total non-current assets	-	-

CURRENT ASSETS
Cash and cash equivalents	$93	$12,052
Prepayment and deposit	1,800	4,950

Total current assets	1,893	17,002

TOTAL ASSETS	$1,893	$17,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT
NON-CURRENT LIABILITIES
Loan from director	$76,850	$114,071
Loan from third party	57,751	131,835

Total non-current liabilities	$134,601	$245,906

CURRENT LIABILITIES
Other payables and accrued liabilities	$43,477	$57,764
Amount due to related parties	96,513	96,513
Deposit from franchisees	1,785	1,785
Loan from director	335,519	262,834
Loan from third party	78,049	-

Total current liabilities	555,343	418,896

TOTAL LIABILITIES	$689,944	$664,802

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 59,434,838 shares issued and outstanding as of April 30, 2025 and July 31, 2024 respectively	5,943	5,943
Additional paid-in capital	1,830,300	1,830,300
Accumulated deficit	(2,524,294)	(2,484,043)

Total stockholders’ deficit	(688,051)	(647,800)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,893	$17,002

See accompanying notes to condensed consolidated financial statements.

VANGUARD GREEN INVESTMENT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2025 and 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	Three Months Ended April 30		Nine Months Ended April 30
	2025	2024 (Restated)	2025	2024 (Restated)
REVENUE	$-	$-	$-	$-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	$-	$-	$-	$-

OTHER INCOME	832	2	875	3,015

SELLING AND MARKETING EXPENSES	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES (including $9,130 and $14,700 of related party expenses for the period ended April 30, 2025 and July 31, 2024 respectively)	(11,978)	(19,321)	(41,126)	(43,106)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(11,146)	$(19,319)	$(40,251)	$(40,091)

INCOME TAX PROVISION	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	$(11,146)	$(19,319)	$(40,251)	$(40,091)

NET LOSS FROM DISCONTINUED OPERATIONS	-	(11,516)	-	(34,983)

NET LOSS	$(11,146)	$(30,835)	$(40,251)	$(75,074)

Other comprehensive loss:
- Foreign currency translation loss	-	5,150	-	4,575

TOTAL COMPREHENSIVE LOSS	$(11,146)	$(25,685)	$(40,251)	(70,499)

Net loss per share- Basic and diluted	(0.0002)	(0.0005)	(0.0007)	(0.0012)

Weighted average number of common shares outstanding - Basic and diluted	59,434,838	59,434,838	59,434,838	59,434,838

See accompanying notes to condensed consolidated financial statements.

VANGUARD GREEN INVESTMENT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR NINE MONTHS ENDED APRIL 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Nine months ended April 30, 2025
	Common Stock		Additional	Accumulated Other
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total Equity
Balance as of August 1, 2024	59,434,838	$5,943	$1,830,300	$-	$(2,484,043)	$(647,800)
Net loss for the period	-	-	-	-	(15,685)	(15,685)
Balance as of October 31, 2024	59,434,838	$5,943	$1,830,300	$-	$(2,499,728)	$(663,485)
Net loss for the period	-	-	-	-	(13,420)	(13,420)
Balance as of January 31, 2025	59,434,838	$5,943	$1,830,300	$-	$(2,513,148)	$(676,905)
Net loss for the period	-	-	-	-	(11,146)	(11,146)
Balance as of April 30, 2025	59,434,838	$5,943	$1,830,300	$-	$(2,524,294)	$(688,051)

Nine months ended April 30, 2024 (Restated)
	Common Stock		Additional	Accumulated Other
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total Equity
Balance as of August 1, 2023	59,434,838	$5,943	$1,830,300	$37,790	$(2,458,008)	$(583,975)
Net loss for the period	-	-	-	-	(10,412)	(10,412)
Loss from discontinued operations	-	-	-	-	(14,840)	(14,840)
Foreign currency translation adjustment	-	-	-	6,445	-	6,445
Balance as of October 31, 2023	59,434,838	$5,943	$1,830,300	$44,235	$(2,483,260)	$(602,782)
Net loss for the period	-	-	-	-	(10,360)	(10,360)
Loss from discontinued operations	-	-	-	-	(8,627)	(8,627)
Foreign currency translation adjustment	-	-	-	(7,020)	-	(7,020)
Balance as of January 31, 2024	59,434,838	$5,943	$1,830,300	$37,215	$(2,502,247)	$(628,789)
Net loss for the period	-	-	-	-	(19,319)	(19,319)
Loss from discontinued operations	-	-	-	-	(11,516)	(11,516)
Foreign currency translation adjustment	-	-	-	5,150	-	5,150
Balance as of April 30, 2024	59,434,838	$5,943	$1,830,300	$42,365	$(2,533,082)	$(654,474)

See accompanying notes to condensed consolidated financial statements.

VANGUARD GREEN INVESTMENT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	Nine months ended April 30
	2025	2024 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(40,251)	$(40,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment	-	(1,051)
Unrealized foreign exchange gain	(870)	-
Interest expense	8,170	-
Gain on disposal of property, plant and equipment	-	(3,012)
Changes in operating assets and liabilities:
Prepayment and deposit	3,150	5,616
Other payables and accrued liabilities	(14,180)	(18,600)
Amount due from related party	-	5,448
Net cash used in operating activities	$(43,981)	$(51,690)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of patent and trademark	-	(2,466)
Proceed on disposal of property, plant and equipment	-	6,529
Net cash generated from investing activities	$-	$4,063

CASH FLOWS FROM FINANCING ACTIVITY
Loan from director	$32,022	$70,384
Net cash generated from financing activity	$32,022	$70,384

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities of discontinued operations	$-	$(31,708)
Financing activities of discontinued operations	-	30,729
Net cash used in discontinued operations	$-	$(979)

Effect of exchange rate changes on cash and cash equivalents	-	99

Net change in cash and cash equivalents	(11,959)	21,877

Cash and cash equivalents, beginning of period	12,052	4,425
CASH AND CASH EQUIVALENTS, END OF PERIOD	$93	$26,302

See accompanying notes to condensed consolidated financial statements.

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2025

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the nine months ended April 30, 2025, and 2024, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended April 30, 2025, are not necessarily indicative of the results that may be expected for the year ending July 31, 2025. The Condensed Consolidated Balance Sheets information as of April 30, 2025, was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended July 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on November 12, 2024. These financial statements should be read in conjunction with that report.

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

FOR THE NINE MONTHS ENDED APRIL 30, 2025

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

FOR THE NINE MONTHS ENDED APRIL 30, 2025

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

FOR THE NINE MONTHS ENDED APRIL 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Going concern

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period ended April 30, 2025, the Company incurred a net loss of $40,251. As of April 30, 2025, the Company’s current liabilities exceeded its current assets by $553,450, suffered an accumulated deficit of $2,524,294, capital deficiency of $688,051 and negative operating cash flows of $43,981. The Company’s ability to continue as a going concern is dependent upon improving the profitability and the continuing financial support from its shareholders and director. Management believes the existing shareholders, director or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended April 30
	2025	2024
Period-end RMB : US$1 exchange rate	7.27	7.24
Period-average RMB : US$1 exchange rate	7.21	7.21
Period-end HK$ : US$1 exchange rate	7.76	7.82
Period-average HK$ : US$1 exchange rate	7.78	7.82
Period-end TWD : US$1 exchange rate	32.06	32.60
Period-average TWD : US$1 exchange rate	32.50	31.76

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

FOR THE NINE MONTHS ENDED APRIL 30, 2025

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard was issued to improve transparency and decision usefulness of income tax disclosures by providing information that helps investors better understand how an entity’s operations, tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update primarily relate to requiring greater disaggregated disclosure of information in the rate reconciliation, income taxes paid, income (loss) from continuing operations before income tax expense (benefit), and income tax expense (benefit) from continuing operations. The ASU is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The standard can be applied prospectively or retrospectively.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The new standard requires entities to disclose additional information about certain expenses, such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, as well as selling expenses included in commonly presented expense captions on the income statement. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply this guidance either on a retrospective or prospective basis, and early adoption is permitted.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of April 30, 2025 are summarized below:

	As of April 30, 2025	As of July 31, 2024
	(Unaudited)	(Audited)

Office equipment	$28,862	$28,862
Leasable equipment	37,384	37,384
Total	66,246	66,246

Accumulated depreciation[1]	$(25,014)	$(25,014)
Impairment	(41,232)	(41,232)
Property, plant and equipment, net	$-	$-

[1]	For the period ended April 30, 2025 and April 30, 2024, depreciation expense was $0 and $0 respectively.

DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT

	As of April 30, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
Proceed from disposal of property, plant and equipment	$-	$6,529
Disposal of equipment impaired at net book value	-	(3,517)
Total gain on disposal	$-	$3,012

4. PATENT AND TRADEMARK

	As of	As of
	April 30, 2025	July 31, 2024
	(Unaudited)	(Audited)
Patent and trademark[1]	$35,285	$35,285
Accumulated amortization	(6,240)	(6,240)
Impairment	(29,045)	(29,045)
Patent and trademark, net	$-	$-

[1]	The patents and trademarks are held under the Company’s subsidiary in Hong Kong.

Amortization were $0 and $0 for the period ended April 30, 2025 and April 30, 2024 respectively.

5. PREPAYMENT AND DEPOSIT

	As of April 30, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
Prepayment	$-	$3,150
Deposit	1,800	1,800
Total prepayment and deposit	$1,800	$4,950

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

6. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of April 30, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
Other payables	$37,477	$37,584
Accrued audit fees	-	15,000
Accrued professional fees	6,000	5,180
Total other payables and accrued liabilities	$43,477	$57,764

7. AMOUNT DUE TO RELATED PARTIES

	As of April 30, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
Hsieh, Chang-Chung[1]	$93,176	$93,176
Tien Mu International Co., Ltd[2]	3,337	3,337
	$96,513	$96,513

1	Hsieh, Chang-Chung, one of the current shareholders of the Company, served as Chief Financial Officer (“Principal Financial Officer”, “Principal Accounting Officer”) of the Company during the period from June 5, 2018 to October 31, 2022. The amount due represents salary expenses accrued to Mr. Hsieh. He resigned as Chief Financial Officer of the Company with effective from November 1, 2022.

2	Tien Mu International Co., Ltd is owned by Ms. Niu Yen-Yen, the Director and Chief Executive Officer of the Company. The amount due represents general and administrative expenses paid on behalf by the related party.

The amount due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

8. LOAN FROM THIRD PARTY

	As of April 30, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
Shang Hai Shi Ba Enterprise Management Centre
Current	$78,049	$-
Non-current	57,751	131,835
Total loan from third party	$135,800	$131,835

The loan is unsecured, interest-free and repayable in year 2024 and year 2025. The loan is further extended to repayment in year 2026 with a loan agreement entered on August 2, 2023.

9. LOAN FROM DIRECTOR

	As of April 30, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
Current	$335,519	$262,834
Non-current	76,850	114,071
Total loan from Director	$412,369	$376,905

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

FOR THE NINE MONTHS ENDED APRIL 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. INCOME TAXES

For the nine months ended April 30, 2025 and April 30, 2024, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Nine months ended April 30
	2025	2024 (Restated)
Tax jurisdictions from:
Local	$(38,572)	$(39,844)
Foreign, representing
- Seychelles	-	-
- Hong Kong	(1,679)	(247)
Loss before income tax	$(40,251)	$(40,091)

The provision for income taxes consisted of the following:

	For the period ended April 30, 2025	For the period ended April 30, 2024
Current:
- Local	$-	$-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Seychelles and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of April 30, 2025, the operations in the United States of America incurred $910,547 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $728,438 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2025

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

FOR THE NINE MONTHS ENDED APRIL 30, 2025

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

From August 1, 2022 to July 31, 2023, Ms. Niu Yen-Yen had sold 610,000 shares of common stock to 5 non-US residents.

As of April 30, 2025, Vanguard Green Investment Limited has an issued and outstanding common share of 59,434,838.

12. CONCENTRATIONS OF RISK

(a) Major customers

For the three months and six months period ended April 30, 2025 and 2024, there is no customer who accounted for 10% or more of the Company’s revenues and its trade receivable balance at period-end.

(b) Major vendors

For the three months and six months period ended April 30, 2025 and 2024, there is no vendor who accounted for 10% or more of the Company’s purchases and its trade payable balance at period-end.

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

13. RELATED PARTY TRANSACTIONS

For the period ended April 30, 2025 the Company has following transactions with related parties:

	For the period ended April 30, 2025	For the year ended July 31, 2024
	(Unaudited)	(Audited)
Professional fee:
- Related party A	$9,130	$14,700

Total	$9,130	$14,700

Related party A is the fellow subsidiaries of a corporate shareholder of the Company.

For the period ended April 30, 2025, the Company incurred professional fees of $9,130 due to related party A.

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

14. SEGMENT INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has two reportable segments based on business unit, investment holding and wellness and beauty services and four reportable segments based on country, Nevada, Seychelles, Hong Kong and China.

The Company adopted the ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.

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

By Business Unit	For the period ended April 30, 2025
	Investment holding	Wellness and beauty services	Total

Revenue	$-	$-	$-
Cost of revenue	-	-	-
Other income	870	5	875
General and administrative expenses	(39,442)	(1,684)	(41,126)
Net loss before taxation	(38,572)	(1,679)	(40,251)

Total assets	$1	$1,892	$1,893

By Country	For the period ended April 30, 2025
	Nevada	Seychelles	Hong Kong	Total

Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Other income	870	-	5	875
General and administrative expenses	(39,442)	-	(1,684)	(41,126)
Net loss before taxation	(38,572)	-	(1,679)	(40,251)

Total assets	$-	$1	$1,892	$1,893

By Business Unit	For the period ended April 30, 2024 (Restated)
	Investment holding	Wellness and beauty services	Total

Revenue	$-	$-	$-
Cost of revenue	-	-	-
Other income	-	3,015	3,015
General and administrative expenses	(39,844)	(3,262)	(43,106)
Net loss before taxation	(39,844)	(247)	(40,091)

Total assets	$1	$33,533	$33,534

By Country	For the period ended April 30, 2024 (Restated)
	Nevada	Seychelles	Hong Kong	China	Total

Revenue	$-	$-	$-	$-	$-
Cost of revenue	-	-	-	-	-
Other income	-	-	3,015	-	3,015
General and administrative expenses	(39,844)	-	(3,262)	-	(43,106)
Net loss before taxation	(39,844)	-	(247)	-	(40,091)

Total assets	$-	$1	$26,433	$7,100	$33,534

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of April 30, 2025, and events which occurred subsequently but were not recognized in the financial statements. During the period, there was no subsequent event that required recognition or disclosure.

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

Results of Operation

For the nine months ended April 30, 2025 and 2024

Revenue

For the nine months ended April 30, 2025 and 2024, the Company did not generate revenue.

Cost of Revenue

For the nine months ended April 30, 2025 and 2024, the Company did not incur cost of revenue.

Selling and marketing expenses

For the nine months ended April 30, 2025 and 2024, the Company did not incur marketing expenses.

3

General and administrative expenses

For the nine months ended April 30, 2025 and 2024, the Company had incurred general and administrative expenses in the amount of $41,126 and $43,106 respectively. These expenses are comprised of professional fees, consultancy fee for IT and system management, office expenses.

Other Income

The Company recorded an amount of $875 and $3,015 as other income for the nine months ended April 30, 2025 and 2024. This income is derived from the interest income, foreign exchange gain, gain on disposal of property, plant and equipment.

Net Loss

Our net loss for nine months ended April 30, 2025 and 2024 were $40,251 and $40,091. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

As of April 30, 2025 and 2024, we had cash and cash equivalents of $93 and $26,302 respectively. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the period ended April 30, 2025, the Company had met these requirements primarily from the financial support from director and third party company.

Cash Used in Operating Activities

For the nine months ended April 30, 2025, net cash used in operating activities was $43,981 as compared to net cash used in operating activities of $51,690 for the nine months ended April 30, 2024. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Generated from Financing Activity

For the nine months ended April 30, 2025 and 2024, net cash generated from financing activity was $32,022 and $70,384 respectively. The financing cash flow performance primarily reflects loan from director.

Cash Generated from Investing Activities

For the nine months ended April 30, 2025 and 2024, net cash generated from investing activities was $0 and $4,063 respectively. The investing cash flow performance primarily reflects the purchase trademark and disposal of property, plant and equipment.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of April 30, 2025.

4

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard was issued to improve transparency and decision usefulness of income tax disclosures by providing information that helps investors better understand how an entity’s operations, tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update primarily relate to requiring greater disaggregated disclosure of information in the rate reconciliation, income taxes paid, income (loss) from continuing operations before income tax expense (benefit), and income tax expense (benefit) from continuing operations. The ASU is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The standard can be applied prospectively or retrospectively.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The new standard requires entities to disclose additional information about certain expenses, such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, as well as selling expenses included in commonly presented expense captions on the income statement. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply this guidance either on a retrospective or prospective basis, and early adoption is permitted.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2025. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2025, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of April 30, 2025, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Vanguard Green Investment Limited
(Name of Registrant)

Date: June 16, 2025	By:	/s/ NIU YEN YEN
	Title:	Chief Executive Officer, Chief Financial Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

7