Form 10-K
period 2025-07-31
Vanguard Green Investment Ltd
filed 2025-10-24
CIK 1746119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended July 31, 2025

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2025
Common Stock, $.0001 par value	59,434,838

Vanguard Green Investment Limited

FORM 10-K

For the Fiscal Year Ended July 31, 2025

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

In year 2020, COVID-19 crisis has resulted the sales of the global beauty and wellness industry weak due to consumers have had limited access to retail outlets and supply chain bottlenecks have reduced product availability. In China, the industry’s sales fell up to 80 percent compared with 2019. Nevertheless, based on McKinsey & Company research report on April 8, 2021, shows that consumers care deeply about wellness—and that their interest is growing and the global wellness market is estimated at more than US$1.5 trillion, with annual growth of 5 to 10 percent. A rise in both consumer interest and purchasing power presents tremendous opportunities for companies, particularly as spending on personal wellness rebounds after stagnating or even declining during the COVID-19 crisis.

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

Trademarks

The Company owned several trademarks registered under its subsidiary in respective jurisdictions of which the subsidiary operates in. Currently, the Company is also applying for trademarks in other jurisdictions it intends to expand its operation into.

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

Customers

For the year ended July 31, 2025, the Company has not generated revenue from customers under the ordinary course of business.

Employees

As of July 31, 2025, the Company has a total 2 employees. At the moment, the Company has adopted accountability system, hence management personnel have flexible working hours.

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

ITEM 1C. CYBERSECURITY

Risk management and strategy

Vanguard Green Investment Limited acknowledges the crucial necessity of establishing, executing, and sustaining strong cybersecurity measures to secure our information systems. This is undertaken to uphold the confidentiality, integrity, and accessibility of our data.

We plan to strategically incorporate cybersecurity risk management into all our comprehensive risk management framework, fostering a corporate culture that prioritizes cybersecurity at all levels. This integration shall be done in stages so as to guarantee that cybersecurity factors are ingrained in our decision-making processes throughout the organization. We plan to incorporate a risk management team to collaborate closely with the IT department, consistently assessing and mitigating cybersecurity risks in alignment with our business goals and operational requirements.

We recognize the intricate and ever-changing nature of cybersecurity threats. To address this, we shall collaborate with external experts, including cybersecurity assessors, consultants, and auditors. This cooperation shall involve regular audits, threat assessments, and consultations to enhance our security measures. These efforts ensure that our cybersecurity strategies adhere to industry best practices and remain effective in safeguarding our systems.

Understanding the potential risks associated with third-party service providers, we shall implemented stringent processes to oversee and manage these concerns. We shall conduct thorough security assessments before engaging with any third-party provider and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. This involves quarterly assessments by our management and continuous evaluations by our security engineers. This approach is designed to mitigate the risks of data breaches or other security incidents originating from third-party sources.

We have not encountered cybersecurity issues that have significantly impacted our operational performance or financial status.

Governance

The Board of Directors is fully aware of the vital importance of managing cybersecurity risks. To ensure effective governance in handling these risks, the Board shall implement a strong oversight mechanisms. This reflects our understanding of the significant impact these threats can have on operational integrity and stakeholder confidence.

Our Board of Directors is tasked with overseeing data privacy and cybersecurity risks. They regularly review the Company’s cybersecurity program with management, evaluating the adequacy of controls and security for our information technology systems. Additionally, they assess the Company’s response plan in case of a security breach affecting these systems. Annually, the Board of Directors receives updates on potential cybersecurity incidents, data privacy, and compliance programs, engaging in active discussions with management on cybersecurity risks.

ITEM 2. PROPERTIES

Our principal executive office is located at 4F., No. 33, Ln. 258, Sec. 2, Jianguo N. Rd., Zhongshan Dist., Taipei City 104482, Taiwan (R.O.C.).

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

As of July 31, 2025, we had 59,434,838 shares of our Common Stock par value, $.0001 issued and outstanding. There were 161 beneficial owners of our Common Stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended July 31, 2025.

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

Results of Operations

Revenue

The Company did not generate revenue for the year ended July 31, 2025 and 2024.

Cost of Revenue and Gross Margin

For the year ended July 31, 2025 and 2024, the Company did not incur cost of revenue and did not generate gross profit for the year ended July 31, 2025 and 2024.

Selling and Marketing Expenses

The Company did not incur selling and distribution expenses for the year ended July 31, 2025 and 2024.

General and Administrative Expenses

General and administrative expenses for the year ended July 31, 2025 and 2024 amounted to $65,920 and $105,641 respectively, comprising professional fees, interest expense, bad debts written off and patent written off.

Other Income

The Company recorded an amount of $5 and $19,944 as other income for the year ended July 31, 2025 and 2024 respectively, being interest income, foreign exchange gain, gain on disposal of property, plant and equipment and gain on discounting of long-term loan.

Net Loss

Net loss for the year ended July 31, 2025 and 2024 amounted to $76,778 and $85,697 respectively. The decrease in net loss of $8,919 mainly due to the decrease in general and administrative expenses incurred during the year ended July 31, 2025.

Liquidity and Capital Resources

As of July 31, 2025 and 2024, we had working capital of shortage of $689,654 and $401,894, consisting of cash and cash equivalents of $93 and $12,052 respectively. During the year ended July 31, 2025 and 2024, we had negative operating cash flows due to revenue is insufficient to cover the general and administrative expenses.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the year ended July 31, 2025, the Company had met these requirements primarily from the financial support from director and third party company.

Cash Used in Operating Activities

For the year ended July 31, 2025 and 2024, net cash used in operating activities was $74,051 and $97,890 respectively. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Generated from Financing Activity

For the year ended July 31, 2025 and 2024, net cash generated from financing activity was $62,092 and $92,029 respectively. The financing cash flow performance primarily reflects loan from director.

Cash Generated from Investing Activities

For the year ended July 31, 2025 and 2024, net cash generated from investing activities was $0 and $15,757 respectively. The investing cash flow performance primarily reflects the purchase of trademarks and net proceeds from disposal of subsidiary and plant and equipment.

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

For the year ended July 31, 2025, the Company has continuously incurred a net loss of $76,778. As of July 31, 2025, the Company’s current liabilities exceeded its current assets by $689,654, suffered an accumulated deficit of $2,560,821, capital deficiency of $724,578 and negative operating cash flow of $74,051. The Company’s ability to continue as a going concern is dependent upon improving the profitability and the continuing financial support from its shareholders and director. Management believes the existing shareholders, director or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

Translation of amounts from RMB, TWD and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended July 31,
	2025	2024

Year-end RMB : US$1 exchange rate	7.1943	7.2511
Year-average RMB : US$1 exchange rate	7.2064	7.2198
Year-end HK$ : US$1 exchange rate	7.8494	7.8116
Year-average HK$ : US$1 exchange rate	7.7931	7.8187
Year-end TWD : US$1 exchange rate	29.844	32.707
Year-average TWD : US$1 exchange rate	31.767	31.931

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments

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

Credit losses

The Company estimates and records a provision for its expected credit losses related to its financial instruments, including its trade receivables. Management considers historical collection rates, the current financial status of the Company’s customers, macroeconomic factors, and other industry-specific factors when evaluating current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable, management believes that the carrying value, net of expected losses, approximates fair value and therefore, relies more on historical and current analysis of such financial instruments, including its trade receivables.

Credit loss rate is determined by historical collection based on aging schedule, adjusted for current conditions using reasonable and supportable forecasts. Based on the aging categorization and the adjusted loss rate per category, an allowance for credit losses is calculated by multiplying the adjusted loss rate with the amortized cost in the respective age category.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company already adopted this ASU on its financial statements and related disclosures.

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

As of July 31, 2025, the management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the management concluded that during the year covered by this Report, internal controls and procedures overall were not effective. This was due to the deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of July 31, 2025.

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

As a result of the material weaknesses described above, the management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2025 based on the criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2025.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Niu Yen-Yen	52	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year July 31, 2025, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Niu Yen Yen, Chief Executive Officer, Chief Financial Officer,	For the year ended July 31, 2025	-	-	-	-	-	-	-	-
President, Secretary, Treasurer, Director	For the year ended July 31, 2024	-	-	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 31, 2025, the Company has 59,434,838 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of July 31, 2025 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

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

	Year ended July 31, 2025	Year ended July 31, 2024
Audit fees	$15,000	$15,000
Audit related fees	10,500	10,500
Tax fees	-	-
All other fees	-	-
Total	$25,500	$25,500

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

VANGUARD GREEN INVESTMENT LIMITED.
(Name of Registrant)

Date: October 24, 2025	By:	/s/ NIU YEN YEN
	Title:	Chief Executive Officer, Chief Financial Officer
President, Director, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Vanguard Green Investment Limited

4F., No. 33, Ln. 258, Sec. 2,

Jianguo N. Rd.,

Zhongshan Dist., Taipei City 104482,

Taiwan (R.O.C.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vanguard Green Investment Limited and subsidiaries (the ‘Company’) as of July 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, statements of changes in stockholders’ equity, and statements of cash flows for each of the years in the two-year period ended July 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, for the financial year ended July 31, 2025, the Company has continuously incurred a net loss of $76,778. As of July 31,2025, the Company’s current liabilities exceeded its current assets by $689,654, suffered an accumulated deficit of $2,560,821, capital deficiency of $724,578 and negative operating cash flows of $74,051. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors (Those Charged with Governance) and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT (ID: 6723)

We have served as the Company’s auditor since 2021.
Kuala Lumpur, Malaysia
October 24, 2025

VANGUARD GREEN INVESTMENT LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2025 and 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of July 31,
	2025	2024
ASSETS
NON-CURRENT ASSETS
Property, plant and equipment	$-	$-
Leased asset – Right of use	-	-

	-	-

INTANGIBLE ASSET
Patent and trademark	$-	$-

	-	-

CURRENT ASSETS
Cash and cash equivalents	93	12,052
Prepayments and deposits	$15,165	$4,950

Total current assets	15,258	17,002

TOTAL ASSETS	$15,258	$17,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
NON-CURRENT LIABILITIES
Leased liabilities	$-	$-
Loan from director	-	114,071
Loan from third party	34,924	131,835

	$34,924	$245,906
CURRENT LIABILITIES
Other payables and accrued liabilities	57,881	57,764
Amount due to related party	96,513	96,513
Deposit from franchisees	1,785	1,785
Loan from director	445,001	262,834
Loan from third party	103,732	-
Leased liabilities	-	-

Total current liabilities	704,912	418,896

TOTAL LIABILITIES	$739,836	$664,802

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 59,434,838 shares issued and outstanding as of July 31, 2025 and July 31, 2024 respectively	5,943	5,943
Additional paid-in capital	1,830,300	1,830,300
Foreign currency adjustment	-	-
Accumulated deficit	(2,560,821)	(2,484,043)

Total stockholders’ deficit	(724,578)	(647,800)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,258	$17,002

See accompanying notes to consolidated financial statements.

VANGUARD GREEN INVESTMENT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended July 31, 2025	For the year ended July 31, 2024
REVENUE	$-	$-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

OTHER INCOME	5	19,944

SELLING AND MARKETING EXPENSES	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(65,920)	(105,641)

FINANCE COST	(10,863)	-

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(76,778)	$(85,697)

INCOME TAXES PROVISION	-	-

NET LOSS FROM CONTINUING OPERATIONS	(76,778)	(85,697)

NET GAIN/(LOSS) FROM DISCONTINUED OPERATIONS
Gain from disposal of subsidiary	-	64,050
Loss from discontinued operations, net of tax	-	(4,388)

NET LOSS	(76,778)	(26,035)

Other comprehensive loss:
- Foreign exchange translation loss	-	(36,979)

TOTAL COMPREHENSIVE LOSS	$(76,778)	$(63,014)

Net loss per share - Basic and diluted	$(0.0013)	$(0.0004)

Weighted average number of common shares outstanding - Basic and diluted	59,434,838	59,434,838

See accompanying notes to consolidated financial statements.

VANGUARD GREEN INVESTMENT LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2023	59,434,838	$5,943	$1,831,111	$36,979	$(2,458,008)	$(583,975)
Net loss for the year	-	-	-	-	(85,697)	(85,697)
Loss from discontinued operations	-	-	-	-	(4,388)	(4,388)
Foreign currency translation adjustment	-	-	(811)	(36,979)	-	(37,790)
Gain from disposal of subsidiary	-	-	-	-	64,050	64,050

Balance as of July 31, 2024	59,434,838	$5,943	$1,830,300	$-	$(2,484,043)	$(647,800)

Net loss for the year	-	-	-	-	(76,778)	(76,778)

Balance as of July 31, 2025	59,434,838	$5,943	$1,830,300	$-	$(2,560,821)	$(724,578)

See accompanying notes to consolidated financial statements

VANGUARD GREEN INVESTMENT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended July 31, 2025	For the year ended July 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(76,778)	$(85,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of fixed assets	-	(1,051)
Bad debts written-off	-	5,302
Patent written-off	1,800	-
Interest expense	10,863	-
Unrealized foreign exchange gain	2,259	-
Gain on discounting of long-term loan	-	(16,927)
Gain on disposal of property, plant and equipment	-	(3,012)
Changes in operating assets and liabilities:
Prepayments and deposits	(12,015)	2,466
Amount due from related parties	-	5,449
Other payables and accrued liabilities	(180)	(4,420)
Net cash used in operating activities	$(74,051)	$(97,890)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed on disposal of property, plant and equipment	$-	$6,529
Disposal of a subsidiary, net of cash disposed	-	11,694
Purchase of trademark	-	(2,466)
Net cash generated from investing activities	$-	$15,757

CASH FLOWS FROM FINANCING ACTIVITY:
Loan from director	$62,092	$92,029
Net cash generated from financing activity	$62,092	$92,029

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities of discontinued operations	$-	$(76,476)
Investing activities of discontinued operations	-	37,366
Financing activities of discontinued operations	-	36,890
Net cash used in discontinued operations	$-	$(2,220)

Effect of foreign exchange translation	-	(49)

Net change in cash and cash equivalents	(11,959)	7,627

Cash and cash equivalents, beginning of year	$12,052	$4,425

Cash and cash equivalents, end of year	$93	$12,052

See accompanying notes to consolidated financial statements.

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

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

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

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

For the year ended July 31, 2025, the Company has continuously incurred a net loss of $76,778. As of July 31, 2025, the Company’s current liabilities exceeded its current assets by $689,654, suffered an accumulated deficit of $2,560,821, capital deficiency of $724,578 and negative operating cash flows of $74,051. The Company’s ability to continue as a going concern is dependent upon improving the profitability and the continuing financial support from its shareholders and director. Management believes the existing shareholders, director or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

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

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

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

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

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

Translation of amounts from RMB, TWD and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended July 31,
	2025	2024
Year-end RMB : US$1 exchange rate	7.1943	7.2511
Year-average RMB : US$1 exchange rate	7.2064	7.2198
Year-end HK$ : US$1 exchange rate	7.8494	7.8116
Year-average HK$ : US$1 exchange rate	7.7931	7.8187
Year-end TWD : US$1 exchange rate	29.844	32.707
Year-average TWD : US$1 exchange rate	31.767	31.931

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

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

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

Credit losses

The Company estimates and records a provision for its expected credit losses related to its financial instruments, including its trade receivables. Management considers historical collection rates, the current financial status of the Company’s customers, macroeconomic factors, and other industry-specific factors when evaluating current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable, management believes that the carrying value, net of expected losses, approximates fair value and therefore, relies more on historical and current analysis of such financial instruments, including its trade receivables.

Credit loss rate is determined by historical collection based on aging schedule, adjusted for current conditions using reasonable and supportable forecasts. Based on the aging categorization and the adjusted loss rate per category, an allowance for credit losses is calculated by multiplying the adjusted loss rate with the amortized cost in the respective age category.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company already adopted this ASU on its financial statements and related disclosures.

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

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

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

As of July 31, 2025 and 2024, the Company has an issued and outstanding common share of 59,434,838.

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. PROPERTY, PLANT AND EQUIPMENT

	As of July 31, 2025	As of July 31, 2024
	(Audited)	(Audited)
Office equipment	$28,862	$28,862
Leasable equipment	37,384	37,384
Total	66,246	66,246
Accumulated depreciation[1]	(25,014)	(25,014)
Impairment	(41,232)	(41,232)
Property, plant and equipment, net	$-	-

[1]	Depreciation expense for the year ended July 31, 2025 and July 31, 2024 was $0 and $0 respectively.

DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT

	As of July 31, 2025 (Audited)	As of July 31, 2024 (Restated)
Proceed from disposal of property, plant and equipment	$-	$6,529
Disposal of equipment impaired at net book value	-	(3,517)
Total gain on disposal	$-	$3,012

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

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

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$12,048
Less: Imputed interest	(467)
Initial recognition	$11,581
Less: Remeasurement of existing lease	(843)
Balance	$10,738

As of July 31, 2025 and July 31, 2024 operating lease right of use asset as follow:

	As of July 31, 2025 (Audited)	As of July 31, 2024 (Audited)
Balance	-	6,407
Less: Termination of lease	-	(2,107)
Foreign exchange translation loss	-	(365)
Amortization	-	(3,935)
Balance end of the year	$-	$-

As of July 31, 2025 and July 31, 2024 operating lease liability as follow:

	As of July 31, 2025 (Audited)	As of July 31, 2024 (Audited)
As of August 1	$-	$6,199
Less: Termination of lease	-	(2,107)
Less: Gross repayment	-	(4,363)
Add: Imputed interest	-	150
Foreign exchange translation loss	-	121
Balance end of the year	$-	$-

For the year ended July 31, 2025, the amortization of the operating lease right of use asset was $0 while for year ended July 31, 2024, the amortization of the operating lease right of use asset was $3,935.

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Other information:

	Year ended	Year ended
	July 31, 2025	July 31, 2024
	(Audited)	(Audited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$-	$3,861
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$-
Weighted average discount rate for operating lease	-%	4.35%

Lease expenses were $0 and $150 during the year ended July 31, 2025 and July 31, 2024 respectively.

6. PATENT AND TRADEMARK

	As of	As of
	July 31, 2025	July 31, 2024
	(Audited)	(Audited)
Patent and trademark[1]	$35,285	$35,285
Accumulated amortization	(6,240)	(6,240)
Impairment	(29,045)	(29,045)
Trademark, net	$-	$-

[1]	The trademarks are held under the Company’s subsidiary in Hong Kong.

Amortization expense for the year ended July 31, 2025 and July 31, 2024 was $0 and $0 respectively.

7. PREPAYMENTS AND DEPOSITS

	As of	As of
	July 31, 2025	July 31, 2024
	(Audited)	(Audited)
Prepayments	$15,165	$3,150
Deposits	-	1,800
Total prepayments and deposits	$15,165	$4,950

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8. LOAN FROM THIRD PARTY

	As of July 31, 2025	As of July 31, 2024
	(Audited)	(Audited)
Shang Hai Shi Ba Enterprise Management Centre	$	$
Current	103,732	-
Non-current	34,924	131,835
Total loan from third party	$138,656	$131,835

The loan is unsecured, interest-free and repayable in year 2024 and year 2025. It is further extended to repayment in year 2026 with a loan agreement entered on August 2, 2023.

9. LOAN FROM DIRECTOR

	As of July 31, 2025	As of July 31, 2024
	(Audited)	(Audited)
Current	$445,001	$262,834
Non-current	-	114,071
Total loan from director	$445,001	$376,905

Current portion of the loan provided by director Niu Yen-Yen is unsecured, interest-free and repayable upon demand.

The long-term loan provided by director Niu Yen-Yen is unsecured, interest-free and repayable in year 2024, for working capital purpose. The long-term loan is further extended to repayment in year 2026 with a loan agreement entered on August 2, 2023.

10. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of	As of
	July 31, 2025	July 31, 2024
	(Audited)	(Audited)
Other payables	$37,881	$37,584
Accrued audit fees	15,000	15,000
Accrued professional fees	5,000	5,180
Total other payables and accrued liabilities	$57,881	$57,764

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

11. AMOUNT DUE TO RELATED PARTY

	As of July 31, 2025	As of July 31, 2024
	(Audited)	(Audited)
Hsieh, Chang-Chung[1]	93,176	93,176
Tien Mu International Co., Ltd[2]	3,337	3,337
	$96,513	$96,513

[1]	Hsieh, Chang-Chung was the Chief Financial Officer (“Principal Financial Officer”, “Principal Accounting Officer”) of the Company, and the amount represents the salary expense accrued. On November 1, 2022, Mr. Hsieh resigned as Chief Financial Officer of the Company.

[2]	Tien Mu International Co., Ltd is owned by Ms. Niu Yen-Yen, the Director and Chief Executive Officer of the Company. The amount due represents general and administrative expenses paid on behalf by the related party.

The amounts due to related party are unsecured, interest-free and repayable on demand and for working capital purpose.

12. INCOME TAXES

For the year ended July 31, 2025 and July 31, 2024, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Year ended July 31, 2025	Year ended July 31, 2024
	(Audited)	(Audited)
Tax jurisdictions from:
- Local	$(71,699)	$(78,325)
- Foreign, representing
Seychelles	(1,600)	(1,600)
Hong Kong	(3,479)	(5,772)
People’s Republic of China (“PRC”)	-	-

Loss before income tax	$(76,778)	$(85,697)

The provision for income taxes from consisted of the following:

	Year ended July 31, 2025	Year ended July 31, 2024
	(Audited)	(Audited)
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States, Seychelles, Hong Kong, and PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of July 31, 2025, the operations in the United States of America incurred $943,674 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $754,939 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. CONCENTRATIONS OF RISKS

(a) Major customers

For the years ended July 31, 2025 and July 31, 2024, the Company did not generate revenue.

(b) Major suppliers

For the years ended July 31, 2025 and July 31, 2024, the Company did not have purchases.

(c) Major suppliers for property, plant and equipment

For the years ended July 31, 2025 and July 31, 2024, the Company did not purchase property, plant and equipment.

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

The currencies that create a majority of the Company’s exchange rate exposure are HK$ and TWD. The Company translates all assets and liabilities at the rate of exchange in effect at the balance sheet date and income and expense activity at the approximate rate of exchange at the transaction date.

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. SEGMENT INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has two reportable segments based on business unit, investment holding and wellness and beauty services and three reportable segments based on country, Nevada, Seychelles and Hong Kong.

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

By Business Unit	For the year ended July 31, 2025
	Investment holding	Wellness and beauty services	Total

Revenue	$-	$-	$-
Cost of revenue	-	-	-
Other income	-	5	5
General and administrative expenses	(62,436)	(3,484)	(65,920)
Finance cost	(10,863)	-	(10,863)
Net loss before taxation	(73,299)	(3,479)	(76,778)

Total assets	$15,166	$92	$15,258

By Country	For the year ended July 31, 2025
	Nevada	Seychelles	Hong Kong	Total

Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Other income	-	-	5	5
General and administrative expenses	(60,836)	(1,600)	(3,484)	(65,920)
Finance cost	(10,863)	-	-	(10,863)
Net loss before taxation	(71,699)	(1,600)	(3,479)	(76,778)

Total assets	$15,165	$1	$92	$15,258

By Business Unit	For the year ended July 31, 2024
	Investment holding	Wellness and beauty services	Total

Revenue	$-	$-	$-
Cost of revenue	-	-	-
Other income	16,929	3,015	19,944
General and administrative expenses	(96,854)	(8,787)	(105,641)
Net loss before taxation	(79,925)	(5,772)	(85,697)

Total assets	$3,151	$13,851	$17,002

By Country	For the year ended July 31, 2024
	Nevada	Seychelles	Hong Kong	Total

Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Other income	16,929	-	3,015	19,944
General and administrative expenses	(95,254)	(1,600)	(8,787)	(105,641)
Net loss before taxation	(78,325)	(1,600)	(5,772)	(85,697)

Total assets	$3,150	$1	$13,851	$17,002

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of July 31, 2025, and events which occurred subsequently but were not recognized in the financial statements. During the year, there was no subsequent event that required recognition or disclosure.

