Form 10-Q
period 2026-01-31
Vanguard Green Investment Ltd
filed 2026-03-16
CIK 1746119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended January 31, 2026

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2026
Common Stock, $0.0001 par value	59,434,838

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

VANGUARD GREEN INVESTMENT LIMITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VANGUARD GREEN INVESTMENT LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2026 AND JULY 31, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	January 31, 2026	July 31, 2025
	Unaudited	Audited
ASSETS
NON-CURRENT ASSET
Property, plant and equipment	$-	$-

INTANGIBLE ASSET
Patent and trademark	$-	$-

Total non-current assets	-	-

CURRENT ASSETS
Cash and cash equivalents	$55	$93
Prepayment	5,055	15,165

Total current assets	5,110	15,258

TOTAL ASSETS	$5,110	$15,258

LIABILITIES AND STOCKHOLDERS’ DEFICIT
NON-CURRENT LIABILITIES
Loan from third party	$18,093	$34,924

Total non-current liabilities	$18,093	$34,924

CURRENT LIABILITIES
Other payables and accrued liabilities	$48,704	$57,881
Amount due to related parties	96,513	96,513
Deposit from franchisees	1,785	1,785
Loan from director	484,543	445,001
Loan from third party	127,179	103,732

Total current liabilities	758,724	704,912

TOTAL LIABILITIES	$776,817	$739,836

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 59,434,838 shares issued and outstanding as of January 31, 2026 and July 31, 2025 respectively	5,943	5,943
Additional paid-in capital	1,830,300	1,830,300
Accumulated deficit	(2,607,950)	(2,560,821)

Total stockholders’ deficit	(771,707)	(724,578)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,110	$15,258

See accompanying notes to condensed consolidated financial statements.

VANGUARD GREEN INVESTMENT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	Three Months Ended January 31		Six Months Ended January 31
	2026	2025	2026	2025
REVENUE	$-	$-	$-	$-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	$-	$-	$-	$-

OTHER INCOME	-	40	1	43

SELLING AND MARKETING EXPENSES	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(28,581)	(10,750)	(43,495)	(23,698)

FINANCE COST	(1,551)	(2,710)	(3,635)	(5,450)

LOSS BEFORE INCOME TAXES	$(30,132)	$(13,420)	$(47,129)	$(29,105)

INCOME TAXES PROVISION	-	-	-	-

NET LOSS	$(30,132)	$(13,420)	$(47,129)	$(29,105)

Other comprehensive loss:
- Foreign currency translation loss	-	-	-	-

TOTAL COMPREHENSIVE LOSS	$(30,132)	$(13,420)	$(47,129)	(29,105)

Net loss per share- Basic and diluted	(0.0005)	(0.0002)	(0.0008)	(0.0005)

Weighted average number of common shares outstanding - Basic and diluted	59,434,838	59,434,838	59,434,838	59,434,838

See accompanying notes to condensed consolidated financial statements.

VANGUARD GREEN INVESTMENT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR SIX MONTHS ENDED JANUARY 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Six months ended January 31, 2026
	Common Stock		Additional	Accumulated Other
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total Equity
Balance as of August 1, 2025	59,434,838	$5,943	$1,830,300	$-	$(2,560,821)	$(724,578)
Net loss for the period	-	-	-	-	(16,997)	(16,997)
Balance as of October 31, 2025	59,434,838	$5,943	$1,830,300	$-	$(2,577,818)	$(741,575)
Net loss for the period	-	-	-	-	(30,132)	(30,132)
Balance as of January 31, 2026	59,434,838	$5,943	$1,830,300	$-	$(2,607,950)	$(771,707)

Six months ended January 31, 2025
	Common Stock		Additional	Accumulated Other
	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total Equity
Balance as of August 1, 2024	59,434,838	$5,943	$1,830,300	$-	$(2,484,043)	$(647,800)
Net loss for the period	-	-	-	-	(15,685)	(15,685)
Balance as of October 31, 2024	59,434,838	$5,943	$1,830,300	$-	$(2,499,728)	$(663,485)
Net loss for the period	-	-	-	-	(13,420)	(13,420)
Balance as of January 31, 2025	59,434,838	$5,943	$1,830,300	$-	$(2,513,148)	$(676,905)

See accompanying notes to condensed consolidated financial statements.

VANGUARD GREEN INVESTMENT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	Six months ended January 31
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,129)	$(29,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized foreign exchange loss/(gain)	10,439	(39)
Interest expense	3,635	5,450
Changes in operating assets and liabilities:
Prepayment and deposit	10,110	2,100
Other payables and accrued liabilities	(10,500)	(14,180)
Net cash used in operating activities	$(33,445)	$(35,774)

CASH FLOWS FROM FINANCING ACTIVITY
Loan from director	$33,407	$23,922
Net cash generated from financing activity	$33,407	$23,922

Effect of exchange rate changes on cash and cash equivalents	-	-

Net change in cash and cash equivalents	(38)	(11,852)

Cash and cash equivalents, beginning of period	93	12,052
CASH AND CASH EQUIVALENTS, END OF PERIOD	$55	$200

See accompanying notes to condensed consolidated financial statements.

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2026

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

FOR THE SIX MONTHS ENDED JANUARY 31, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period ended January 31, 2026, the Company incurred a net loss of $47,129. As of January 31, 2026, the Company’s current liabilities exceeded its current assets by $753,614, suffered an accumulated deficit of $2,607,950, capital deficiency of $771,707 and negative operating cash flows of $33,445. The Company’s ability to continue as a going concern is dependent upon improving the profitability and the continuing financial support from its shareholders and director. Management believes the existing shareholders, director or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the six months ended January 31, 2026, and 2025, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended January 31, 2026, are not necessarily indicative of the results that may be expected for the year ending July 31, 2026. The Condensed Consolidated Balance Sheets information as of January 31, 2026, was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended July 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on October 24, 2025. These financial statements should be read in conjunction with that report.

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

FOR THE SIX MONTHS ENDED JANUARY 31, 2026

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

FOR THE SIX MONTHS ENDED JANUARY 31, 2026

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

Translation of amounts from RMB, HK$ and TWD into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the six months ended January 31
	2026	2025
Period-end RMB : US$1 exchange rate	6.95	7.25
Period- average RMB : US$1 exchange rate	7.09	7.18
Period-end HK$ : US$1 exchange rate	7.81	7.79
Period-average HK$ : US$1 exchange rate	7.79	7.78
Period-end TWD : US$1 exchange rate	31.61	32.86
Period-average TWD : US$1 exchange rate	30.84	32.35

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

FOR THE SIX MONTHS ENDED JANUARY 31, 2026

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the six months ended January 31, 2026, the Company operates in three reportable segments based on country, Nevada, Seychelles and Hong Kong.

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

FOR THE SIX MONTHS ENDED JANUARY 31, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of January 31, 2026 and July 31, 2025 are summarized below:

	As of January 31, 2026	As of July 31, 2025
	(Unaudited)	(Audited)

Office equipment	$28,862	$28,862
Leasable equipment	37,384	37,384
Total	66,246	66,246

Accumulated depreciation[1]	$(25,014)	$(25,014)
Impairment	(41,232)	(41,232)
Property, plant and equipment, net	$-	$-

[1]	For the period ended January 31, 2026 and January 31, 2025, depreciation expense was $0 and $0 respectively.

4. PATENT AND TRADEMARK

	As of	As of
	January 31, 2026	July 31, 2025
	(Unaudited)	(Audited)
Patent and trademark[1]	$35,285	$35,285
Accumulated amortization	(6,240)	(6,240)
Impairment	(29,045)	(29,045)
Patent and trademark, net	$-	$-

[1]	The patents and trademarks are held under the Company’s subsidiary in Hong Kong.

Amortization were $0 and $0 for the period ended January 31, 2026 and January 31, 2025 respectively.

5. PREPAYMENT

	As of January 31, 2026	As of July 31, 2025
	(Unaudited)	(Audited)
Prepayment	$5,055	$15,165
	$5,055	$15,165

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

6. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of January 31, 2026	As of July 31, 2025
	(Unaudited)	(Audited)
Other payables	$39,204	$37,881
Accrued audit fees	-	15,000
Accrued professional fees	9,500	5,000
Total other payables and accrued liabilities	$48,704	$57,881

7. AMOUNT DUE TO RELATED PARTIES

	As of January 31, 2026	As of July 31, 2025
	(Unaudited)	(Audited)
Hsieh, Chang-Chung[1]	$93,176	$93,176
Tien Mu International Co., Ltd[2]	3,337	3,337
	$96,513	$96,513

[1]	Hsieh, Chang-Chung, one of the current shareholders of the Company, served as Chief Financial Officer (“Principal Financial Officer”, “Principal Accounting Officer”) of the Company during the period from June 5, 2018 to October 31, 2022. The amount due represents salary expenses accrued to Mr. Hsieh. He resigned as Chief Financial Officer of the Company with effective from November 1, 2022.

[2]	Tien Mu International Co., Ltd is owned by Ms. Niu Yen-Yen, the Director and Chief Executive Officer of the Company. The amount due represents general and administrative expenses paid on behalf by the related party.

The amount due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

8. LOAN FROM THIRD PARTY

	As of January 31, 2026	As of July 31, 2025
	(Unaudited)	(Audited)
Shang Hai Shi Ba Enterprise Management Centre
Current	$127,179	$103,732
Non-current	18,093	34,924
Total loan from third party	$145,272	$138,656

The loan is unsecured, interest-free and repayable in year 2024 and year 2025. The loan is further extended to repayment in year 2026 and year 2027 with a loan agreement entered on August 2, 2023.

9. LOAN FROM DIRECTOR

	As of January 31, 2026	As of July 31, 2025
	(Unaudited)	(Audited)
Current	$484,543	$445,001
Non-current	-	-
Total loan from Director	$484,543	$445,001

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

FOR THE SIX MONTHS ENDED JANUARY 31, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. INCOME TAXES

For the six months ended January 31, 2026 and January 31, 2025, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Six months ended January 31
	2026	2025
Tax jurisdictions from:
Local	$(45,686)	$(27,483)
Foreign, representing
- Seychelles	-	-
- Hong Kong	(1,443)	(1,622)

Loss before income tax	$(47,129)	$(29,105)

The provision for income taxes consisted of the following:

	For the period ended January 31, 2026	For the period ended January 31, 2025
Current:
- Local	$-	$-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Seychelles and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of January 31, 2026, the operations in the United States of America incurred $989,360 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $791,488 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

FOR THE SIX MONTHS ENDED JANUARY 31, 2026

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

From August 1, 2022 to July 31, 2023, Ms. Niu Yen-Yen had sold 610,000 shares of common stock to 5 non-US residents.

As of January 31, 2026, MU Global Holding Limited has an issued and outstanding common share of 59,434,838.

12. CONCENTRATIONS OF RISK

(a) Major customers

For the three months and six months period ended January 31, 2026 and 2025, there is no customer who accounted for 10% or more of the Company’s revenues and its trade receivable balance at period-end.

(b) Major vendors

For the three months and six months period ended January 31, 2026 and 2025, there is no vendor who accounted for 10% or more of the Company’s purchases and its trade payable balance at period-end.

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

FOR THE SIX MONTHS ENDED JANUARY 31, 2026

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

By Business Unit	For the period ended January 31, 2026
	Investment holding	Wellness and beauty services	Total

Revenue	$-	$-	$-
Cost of revenue	-	-	-
Other income	-	1	1
General and administrative expenses	(42,051)	(1,444)	(43,495)
Finance cost	(3,635)	-	(3,635)
Net loss before taxation	(45,686)	(1,443)	(47,129)

Total assets	$5,056	$54	$5,110

By Country	For the period ended January 31, 2026
	Nevada	Seychelles	Hong Kong	Total

Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Other income	-	-	1	1
General and administrative expenses	(42,051)	-	(1,444)	(43,495)
Finance cost	(3,635)	-	-	(3,635)
Net loss before taxation	(45,686)	-	(1,443)	(47,129)

Total assets	$5,055	$1	$54	$5,110

By Business Unit	For the period ended January 31, 2025
	Investment holding	Wellness and beauty services	Total

Revenue	$-	$-	$-
Cost of revenue	-	-	-
Other income	39	4	43
General and administrative expenses	(22,072)	(1,626)	(23,698)
Finance cost	(5,450)	-	(5,450)
Net loss before taxation	(27,483)	(1,622)	(29,105)

Total assets	$1,051	$1,999	$3,050

By Country	For the period ended January 31, 2025
	Nevada	Seychelles	Hong Kong	Total

Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Other income	39	-	4	43
General and administrative expenses	(22,072)	-	(1,626)	(23,698)
Finance cost	(5,450)	-	-	(5,450)
Net loss before taxation	(27,483)	-	(1,622)	(29,105)

Total assets	$1,050	$1	$1,999	$3,050

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of January 31, 2026, and events which occurred subsequently but were not recognized in the financial statements. During the period, there was no subsequent event that required recognition or disclosure.

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

Results of Operation

For the six months ended January 31, 2026 and 2025

Revenue

For the six months period ended January 31, 2026 and 2025, the Company did not generate revenue.

Cost of Revenue

For the six months period ended January 31, 2026 and 2025, the Company did not incur cost of revenue.

Selling and marketing expenses

For the six months period ended January 31, 2026 and 2025, the Company did not incur marketing expenses.

General and administrative expenses

For the six months period ended January 31, 2026 and 2025, the Company had incurred general and administrative expenses in the amount of $43,495 and $23,698 respectively. These expenses are comprised of professional fees and foreign exchange loss.

Other Income

The Company recorded an amount of $1 and $43 as other income for the six months period ended January 31, 2026 and 2025. This income is mainly derived from the interest income.

Net Loss

Our net loss for six months period ended January 31, 2026 and 2025 were $47,129 and $29,105. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

As of January 31, 2026 and 2025, we had cash and cash equivalents of $55 and $200 respectively. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the period ended January 31, 2026, the Company had met these requirements primarily from the financial support from director and third party company.

Cash Used in Operating Activities

For the six months ended January 31, 2026, net cash used in operating activities was $33,445 as compared to net cash used in operating activities of $35,774 for the six months ended January 31, 2025. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Generated from Financing Activity

For the six months ended January 31, 2026 and 2025, net cash generated from financing activity was $33,407 and $23,922 respectively. The financing cash flow performance primarily reflects loan from director.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of January 31, 2026.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2026. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2026, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of January 31, 2026, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Vanguard Green Investment Limited
(Name of Registrant)

Date: March 16, 2026	By:	/s/ NIU YEN YEN
	Title:	Chief Executive Officer, Chief Financial Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

