Form 10-K
period 2026-07-31
Vanguard Green Investment Ltd
filed 2026-10-28
CIK 1746119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended July 31, 2026

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2026
Common Stock, $.0001 par value	59,434,838

Vanguard Green Investment Limited

FORM 10-K

For the Fiscal Year Ended July 31, 2026

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

As of April 30, 2026, the Company decided to write off the entire trademark, in consideration of the assets have no further economic benefit for the Company business.

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

As of April 30, 2026, the Company decided to write off the entire patent, in consideration of the assets have no further economic benefit for the Company business.

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

Customers

For the year ended July 31, 2026, the Company has not generated revenue from customers under the ordinary course of business.

Employees

As of July 31, 2026, the Company has a total 2 employees. At the moment, the Company has adopted accountability system, hence management personnel have flexible working hours.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

As of July 31, 2026, we had 59,434,838 shares of our Common Stock par value, $0.0001 issued and outstanding. There were 162 beneficial owners of our Common Stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended July 31, 2026.

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

Results of Operations

Revenue

The Company did not generate revenue for the year ended July 31, 2026 and 2025.

Cost of Revenue and Gross Margin

For the year ended July 31, 2026 and 2025, the Company did not incur cost of revenue and did not generate gross profit for the year ended July 31, 2026 and 2025.

Selling and Marketing Expenses

The Company did not incur selling and distribution expenses for the year ended July 31, 2026 and 2025.

General and Administrative Expenses

General and administrative expenses for the year ended July 31, 2026 and 2025 amounted to $93,091 and $65,920 respectively, comprising professional fees, interest expense and foreign exchange.

Other Income

The Company recorded an amount of $0 and $5 as other income for the year ended July 31, 2026 and 2025 respectively, being interest income.

Net Loss

Net loss for the year ended July 31, 2026 and 2025 amounted to $98,247 and $76,778 respectively. The increase in net loss of $21,469 mainly due to the increase in general and administrative expenses incurred during the year ended July 31, 2026.

Liquidity and Capital Resources

As of July 31, 2026 and 2025, we had working capital of shortage of $822,825 and $689,654, consisting of cash and cash equivalents of $55 and $93 respectively. During the year ended July 31, 2026 and 2025, we had negative operating cash flows due to revenue is insufficient to cover the general and administrative expenses.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the year ended July 31, 2026, the Company had met these requirements primarily from the financial support from director and third party company.

Cash Used in Operating Activities

For the year ended July 31, 2026 and 2025, net cash used in operating activities was $74,388 and $74,051 respectively. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Generated from Financing Activity

For the year ended July 31, 2026 and 2025, net cash generated from financing activity was $74,350 and $62,092 respectively. The financing cash flow performance primarily reflects loan from director.

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

For the year ended July 31, 2026, the Company has continuously incurred a net loss of $98,247. As of July 31, 2026, the Company’s current liabilities exceeded its current assets by $822,825, suffered an accumulated deficit of $2,659,068, capital deficiency of $822,825 and negative operating cash flow of $74,388. The Company’s ability to continue as a going concern is dependent upon improving the profitability and the continuing financial support from its shareholders and director. Management believes the existing shareholders, director or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

Translation of amounts from RMB, TWD and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended July 31,
	2026	2025

Year-end RMB : US$1 exchange rate	6.7546	7.1943
Year-average RMB : US$1 exchange rate	6.9626	7.2064
Year-end HK$ : US$1 exchange rate	7.8429	7.8494
Year-average HK$ : US$1 exchange rate	7.8110	7.7931
Year-end TWD : US$1 exchange rate	32.4076	29.844
Year-average TWD : US$1 exchange rate	31.2841	31.767

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the year ended July 31, 2026, the Company has two reportable segments based on business unit, Investment Holding and Wellness and Beauty Services businesses and three reportable segments based on country, Nevada, Seychelles and Hong Kong.

Recently Adopted Accounting Standards

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

In December 2025, the FASB issued ASU 2025-12 “Codification Improvements”. This ASU represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted.

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

As of July 31, 2026, the management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the management concluded that during the year covered by this Report, internal controls and procedures overall were not effective. This was due to the deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of July 31, 2026.

We do not have adequate segregation of duties and effective risk assessment – Lack of segregation of duties and effective risk assessment may cause the Company to face the likelihood of fraud or theft, due to poor oversight, governance and review to detect errors.

We do not have audit committee - Due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, the management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2026 based on the criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2026.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Niu Yen-Yen	53	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year July 31, 2026, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Niu Yen Yen, Chief Executive Officer, Chief Financial Officer,	For the year ended July 31, 2026	-	-	-	-	-	-	-	-
President, Secretary, Treasurer, Director	For the year ended July 31, 2025	-	-	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 31, 2026, the Company has 59,434,838 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of July 31, 2026 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Niu Yen-Yen, Chief Executive Officer and Chief Financial Officer, (“Principal Executive Officer”, Principal Financial Officer” and “Principal Accounting Officer”), President, Secretary, Treasurer and Director	11,514,970	19.37%	19.37%
Server Int’l Co., Ltd[1]	10,600,000	17.84%	17.84%
All of executive officers and director as a group	22,114,970	37.21%	37.21%

5% or greater shareholders (excluding officers/directors)
Chen Shu-Jen	3,578,688	6.02%	6.02%

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

	Year ended July 31, 2026	Year ended July 31, 2025
Audit fees	$15,000	$15,000
Audit related fees	10,500	10,500
Tax fees	-	-
All other fees	-	-
Total	$25,500	$25,500

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

VANGUARD GREEN INVESTMENT LIMITED.
(Name of Registrant)

Date: October 28, 2026	By:	/s/ NIU YEN YEN
	Title:	Chief Executive Officer, Chief Financial Officer
President, Director, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Vanguard Green Investment Limited

4F., No. 33, Ln. 258, Sec. 2,

Jianguo N. Rd.,

Zhongshan Dist., Taipei City 104482,

Taiwan (R.O.C.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vanguard Green Investment Limited and subsidiaries (the ‘Company’) as of July 31, 2026 and 2025, and the related consolidated statements of operations and comprehensive loss, statements of changes in stockholders’ equity, and statements of cash flows for each of the years in the two-year period ended July 31, 2026 and 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, for the financial year ended July 31, 2026, the Company has continuously incurred a net loss of $98,247. As of July 31, 2026, the Company’s current liabilities exceeded its current assets by $822,825, suffered an accumulated deficit of $2,659,068, capital deficiency of $822,825 and negative operating cash flows of $74,388. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors (Those Charged with Governance) and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT (ID: 6723)

We have served as the Company’s auditor since 2021.
Kuala Lumpur, Malaysia
October 28, 2026

VANGUARD GREEN INVESTMENT LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2026 and 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of July 31,
	2026	2025
ASSETS
NON-CURRENT ASSET
Property, plant and equipment	$-	$-

	-	-

INTANGIBLE ASSET
Patent and trademark	$-	$-

	-	-

CURRENT ASSETS
Cash and cash equivalents	55	93
Prepayments	$15,975	$15,165

Total current assets	16,030	15,258

TOTAL ASSETS	$16,030	$15,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
NON-CURRENT LIABILITY
Loan from third party	$-	$34,924

	$-	$34,924
CURRENT LIABILITIES
Other payables and accrued liabilities	60,347	57,881
Amount due to related party	96,513	96,513
Deposit from franchisees	1,785	1,785
Loan from director	529,557	445,001
Loan from third party	150,653	103,732

Total current liabilities	838,855	704,912

TOTAL LIABILITIES	$838,855	$739,836

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 59,434,838 shares issued and outstanding as of July 31, 2026 and July 31, 2025 respectively	5,943	5,943
Additional paid-in capital	1,830,300	1,830,300
Foreign currency adjustment	-	-
Accumulated deficit	(2,659,068)	(2,560,821)

Total stockholders’ deficit	(822,825)	(724,578)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,030	$15,258

See accompanying notes to consolidated financial statements.

VANGUARD GREEN INVESTMENT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JULY 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended July 31, 2026	For the year ended July 31, 2025
REVENUE	$-	$-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

OTHER INCOME	-	5

SELLING AND MARKETING EXPENSES	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(93,091)	(65,920)

FINANCE COST	(5,156)	(10,863)

LOSS BEFORE INCOME TAXES	$(98,247)	$(76,778)

INCOME TAXES PROVISION	-	-

NET LOSS	(98,247)	(76,778)

Other comprehensive loss:
- Foreign exchange translation loss	-	-

TOTAL COMPREHENSIVE LOSS	$(98,247)	$(76,778)

Net loss per share - Basic and diluted	$(0.0017)	$(0.0013)

Weighted average number of common shares outstanding - Basic and diluted	59,434,838	59,434,838

See accompanying notes to consolidated financial statements.

VANGUARD GREEN INVESTMENT LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2024	59,434,838	$5,943	$1,830,300	$-	$(2,484,043)	$(647,800)
Net loss for the year	-	-	-	-	(76,778)	(76,778)

Balance as of July 31, 2025	59,434,838	$5,943	$1,830,300	$-	$(2,560,821)	$(724,578)
Net loss for the year	-	-	-	-	(98,247)	(98,247)

Balance as of July 31, 2026	59,434,838	$5,943	$1,830,300	$-	$(2,659,068)	$(822,825)

See accompanying notes to consolidated financial statements

VANGUARD GREEN INVESTMENT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended July 31, 2026	For the year ended July 31, 2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(98,247)	$(76,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Patent written-off	-	1,800
Interest expense	5,156	10,863
Unrealized foreign exchange loss	19,513	2,259
Changes in operating assets and liabilities:
Prepayments	(810)	(12,015)
Other payables and accrued liabilities	-	(180)
Net cash used in operating activities	$(74,388)	$(74,051)

CASH FLOWS FROM FINANCING ACTIVITY:
Loan from director	$74,350	$62,092
Net cash generated from financing activity	$74,350	$62,092

Net change in cash and cash equivalents	(38)	(11,959)

Cash and cash equivalents, beginning of year	$93	$12,052

Cash and cash equivalents, end of year	$55	$93

See accompanying notes to consolidated financial statements.

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2026 AND 2025

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

FOR THE YEARS ENDED JULY 31, 2026 AND 2025

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

For the year ended July 31, 2026, the Company has continuously incurred a net loss of $98,247. As of July 31, 2026, the Company’s current liabilities exceeded its current assets by $822,825, suffered an accumulated deficit of $2,659,068, capital deficiency of $822,825 and negative operating cash flows of $74,388. The Company’s ability to continue as a going concern is dependent upon improving the profitability and the continuing financial support from its shareholders and director. Management believes the existing shareholders, director or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

FOR THE YEARS ENDED JULY 31, 2026 AND 2025

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

FOR THE YEARS ENDED JULY 31, 2026 AND 2025

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

FOR THE YEARS ENDED JULY 31, 2026 AND 2025

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

Translation of amounts from RMB, TWD and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended July 31,
	2026	2025
Year-end RMB : US$1 exchange rate	6.7546	7.1943
Year-average RMB : US$1 exchange rate	6.9626	7.2064
Year-end HK$ : US$1 exchange rate	7.8429	7.8494
Year-average HK$ : US$1 exchange rate	7.8110	7.7931
Year-end TWD : US$1 exchange rate	32.4076	29.8440
Year-average TWD : US$1 exchange rate	31.2841	31.7670

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

FOR THE YEARS ENDED JULY 31, 2026 AND 2025

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the year ended July 31, 2026, the Company has two reportable segments based on business unit, Investment Holding and Wellness and Beauty Services businesses and three reportable segments based on country, Nevada, Seychelles and Hong Kong.

Recently Adopted Accounting Standards

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

In December 2025, the FASB issued ASU 2025-12 “Codification Improvements”. This ASU represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2026 AND 2025

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

As of July 31, 2026 and 2025, the Company has an issued and outstanding common share of 59,434,838.

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. PROPERTY, PLANT AND EQUIPMENT

	As of July 31, 2026	As of July 31, 2025
	(Audited)	(Audited)
Office equipment[2]	$-	$28,862
Leasable equipment[2]	-	37,384
Total	-	66,246
Accumulated depreciation[1]	-	(25,014)
Impairment	-	(41,232)
Property, plant and equipment, net	$-	-

[1]	Depreciation expense for the year ended July 31, 2026 and July 31, 2025 was $0 and $0 respectively.

[2]	As of April 30, 2026, the Company decided to write off the entire property, plant and equipment, in consideration of the assets have no further economic benefit for the Company business.

5. PATENT AND TRADEMARK

	As of	As of
	July 31, 2026	July 31, 2025
	(Audited)	(Audited)
Patent and trademark[2]	$-	$35,285
Accumulated amortization[1]	-	(6,240)
Impairment	-	(29,045)
Trademark, net	$-	$-

[1]	Amortization expense for the year ended July 31, 2026 and July 31, 2025 was $0 and $0 respectively.

[2]	As of April 30, 2026, the Company decided to write off the entire patent and trademark, in consideration of the assets have no further economic benefit for the Company business.

6. PREPAYMENTS

	As of	As of
	July 31, 2026	July 31, 2025
	(Audited)	(Audited)
Prepayments	$15,975	$15,165
Total prepayments	$15,975	$15,165

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7. LOAN FROM THIRD PARTY

	As of July 31, 2026	As of July 31, 2025
	(Audited)	(Audited)
Shang Hai Shi Ba Enterprise Management Centre
Current	$150,653	$103,732
Non-current	-	34,924
Total loan from third party	$150,653	$138,656

The loan is unsecured, interest-free and repayable in year 2024 and year 2025. It is further extended to repayment in year 2026 with a loan agreement entered on August 2, 2023. Upon the loan repayment matures, there is no further extension on the loan repayment and repayable on demand.

8. LOAN FROM DIRECTOR

	As of July 31, 2026	As of July 31, 2025
	(Audited)	(Audited)
Current	$529,557	$445,001
Non-current	-	-
Total loan from director	$529,557	$445,001

Current portion of the loan provided by director Niu Yen-Yen is unsecured, interest-free and repayable upon demand.

The long-term loan provided by director Niu Yen-Yen is unsecured, interest-free and repayable in year 2024, for working capital purpose. The long-term loan is further extended to repayment in year 2026 with a loan agreement entered on August 2, 2023. Upon the long-term loan repayment matures, there is no further extension on the loan repayment and repayable on demand.

9. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of	As of
	July 31, 2026	July 31, 2025
	(Audited)	(Audited)
Other payables	$40,347	$37,881
Accrued audit fees	15,000	15,000
Accrued professional fees	5,000	5,000
Total other payables and accrued liabilities	$60,347	$57,881

10. AMOUNT DUE TO RELATED PARTY

	As of July 31, 2026	As of July 31, 2025
	(Audited)	(Audited)
Hsieh, Chang-Chung[1]	93,176	93,176
Tien Mu International Co., Ltd[2]	3,337	3,337
	$96,513	$96,513

[1]	Hsieh, Chang-Chung was the Chief Financial Officer (“Principal Financial Officer”, “Principal Accounting Officer”) of the Company, and the amount represents the salary expense accrued. On November 1, 2022, Mr. Hsieh resigned as Chief Financial Officer of the Company.

[2]	Tien Mu International Co., Ltd is owned by Ms. Niu Yen-Yen, the Director and Chief Executive Officer of the Company. The amount due represents general and administrative expenses paid on behalf by the related party.

The amounts due to related party are unsecured, interest-free and repayable on demand and for working capital purpose.

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

11. INCOME TAXES

For the year ended July 31, 2026 and July 31, 2025, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Year ended July 31, 2026	Year ended July 31, 2025
	(Audited)	(Audited)
Tax jurisdictions from:
- Local	$(95,011)	$(71,699)
- Foreign, representing
Seychelles	(1,600)	(1,600)
Hong Kong	(1,636)	(3,479)

Loss before income tax	$(98,247)	$(76,778)

The provision for income taxes from consisted of the following:

	Year ended July 31, 2026	Year ended July 31, 2025
	(Audited)	(Audited)
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States, Seychelles and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

Effective and Statutory Rate Reconciliation

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The following table summarizes a reconciliation of the Company’s income taxes expenses:

	Year ended July 31, 2026	Year ended July 31, 2025
	(Audited)	(Audited)
Computed expected expenses	21%	21%
Effect of foreign tax rate difference	-%	-%
Valuation allowances	21%	21%
Others	-%	-%
Effective tax rate	0%	0%

	Year ended July 31, 2026	Year ended July 31, 2025
	(Audited)	(Audited)
Statutory federal income tax rate	21%	21%
Computed expected expenses	$20,631	$16,123
Effect of foreign tax rate difference	-	-
Valuation allowances	(20,631)	(16,123)
Others	-	-
Total income tax expense	$-	$-

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of July 31, 2026, the operations in the United States of America incurred $1,038,685 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $830,948 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

FOR THE YEARS ENDED JULY 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12. CONCENTRATIONS OF RISKS

(a) Major customers

For the years ended July 31, 2026 and July 31, 2025, the Company did not generate revenue.

(b) Major suppliers

For the years ended July 31, 2026 and July 31, 2025, the Company did not have purchases.

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

VANGUARD GREEN INVESTMENT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

By Business Unit	For the year ended July 31, 2026
	Investment holding	Wellness and beauty services	Total

Revenue	$-	$-	$-
Cost of revenue	-	-	-
Other income	-	-	-
General and administrative expenses	(91,455)	(1,636)	(93,091)
Finance cost	(5,156)	-	(5,156)
Net loss before taxation	(96,611)	(1,636)	(98,247)

Total assets	$15,976	$54	$16,030

By Country	For the year ended July 31, 2026
	Nevada	Seychelles	Hong Kong	Total

Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Other income	-	-	-	-
General and administrative expenses	(89,855)	(1,600)	(1,636)	(93,091)
Finance cost	(5,156)	-	-	(5,156)
Net loss before taxation	(95,011)	(1,600)	(1,636)	(98,247)

Total assets	$15,975	$1	$54	$16,030

By Business Unit	For the year ended July 31, 2025
	Investment holding	Wellness and beauty services	Total

Revenue	$-	$-	$-
Cost of revenue	-	-	-
Other income	-	5	5
General and administrative expenses	(62,436)	(3,484)	(65,920)
Finance cost	(10,863)	-	(10,863)
Net loss before taxation	(73,299)	(3,479)	(76,778)

Total assets	$15,166	$92	$15,258

By Country	For the year ended July 31, 2025
	Nevada	Seychelles	Hong Kong	Total

Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Other income	-	-	5	5
General and administrative expenses	(60,836)	(1,600)	(3,484)	(65,920)
Finance cost	(10,863)	-	-	(10,863)
Net loss before taxation	(71,699)	(1,600)	(3,479)	(76,778)

Total assets	$15,165	$1	$92	$15,258

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of July 31, 2026, and events which occurred subsequently but were not recognized in the financial statements. During the year, there was no subsequent event that required recognition or disclosure.

